Form 10-Q
period 2001-08-04
GALYANS TRADING CO INC
filed 2001-09-18
CIK 1137067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                       -
                                  ACT OF 1934

                 For the quarterly period ended August 4, 2001

                                  -----------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ____________________

                         Commission File No. 000-32911

                                    -------

                        GALYAN'S TRADING COMPANY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


                 Indiana                               35-1529720
    --------------------------------------  --------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification No.)

               2437 East Main Street, Plainfield, Indiana        46168
   --------------------------------------------------------------------------
              (Address of principal executive offices)         (Zip Code)

                                (317) 532-0200

             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
           1934 during the preceding 12 months (or for such shorter
        period that the registrant was required to file such reports), and (2) has been subject to such
                   filing requirements for the past 90 days.

                             Yes _______    No   X
                                               ------

 Number of shares of Common Stock outstanding at September 14, 2001: 17,030,041
                                                                    -----------

                        GALYAN'S TRADING COMPANY, INC.

                              INDEX TO FORM 10-Q

                                                                            Page Number
                                                                            -----------
Part I.  FINANCIAL INFORMATION

             Item 1.   Consolidated Financial Statements:

                       Consolidated Statements of Operations................   3

                       Consolidated Balance Sheets..........................   4

                       Consolidated Statements of Cash Flows................   5

                       Notes to Consolidated Financial Statements...........   6

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........   8



Part II. OTHER INFORMATION

             Item 2.   Changes in Securities and Use of Proceeds............   11

             Item 4.   Submission of Matters to a Vote of Security Holders..   11


SIGNATURES..................................................................   12

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        Galyan's Trading Company, Inc.
                Unaudited Consolidated Statements of Operations
       For the Three Month and Six Month Periods Ended July 29, 2000 and
                                August 4, 2001

                     (in thousands, except per share data)

                                                                         For the three month                  For the six month
                                                                            periods ended                       periods ended
                                                                  -------------------------------- ---------------------------------
                                                                      July 29,        August 4,        July 29,        August 4,
                                                                        2000             2001            2000             2001
                                                                  ---------------- --------------- ---------------- ---------------
Net sales                                                          $      98,952    $    114,993    $    174,666     $    202,871
Cost of sales                                                             70,171          81,143         126,323          145,192
                                                                  ---------------- --------------- ---------------- ---------------
Gross profit                                                              28,781          33,850          48,343           57,679
Selling, general and administrative expenses                              23,256          28,341          44,101           52,734
                                                                  ---------------- --------------- ---------------- ---------------
Operating income                                                           5,525           5,509           4,242            4,945
Interest expense                                                           3,391           2,410           6,528            5,941
Interest income                                                              (41)            (42)            (92)             (71)
                                                                  ---------------- --------------- ---------------- ---------------
Income (loss) before extraordinary loss and income tax expense             2,175           3,141          (2,194)            (925)
Income tax expense (benefit)                                               1,072           1,495            (373)             224
                                                                  ---------------- --------------- ---------------- ---------------
Income (loss) before extraordinary loss                                    1,103           1,646          (1,821)          (1,149)

Extraordinary loss on early extinguishment of debt (net of income
tax benefit of $2,576 and $3,625)                                              -          (5,238)              -           (6,810)
                                                                  ---------------- --------------- ---------------- ---------------
Net income (loss)                                                  $       1,103    $     (3,592)   $     (1,821)    $     (7,959)
                                                                  ================ =============== ================ ===============

Basic & diluted earnings (loss) per share
  Earnings (loss) per share before extraordinary loss              $        0.11    $       0.12    $      (0.18)    $      (0.10)

  Per share extraordinary loss                                                 -           (0.39)              -            (0.57)
                                                                  ---------------- --------------- ---------------- ---------------

Basic & diluted earnings (loss) per share                           $       0.11    $      (0.27)   $      (0.18)    $      (0.67)
                                                                  ================ =============== ================ ===============

Weighted average shares used in calculating earnings (loss) per common shares:
       Basic                                                          10,391,517      13,230,081        10,388,723     11,861,289
                                                                  ================ =============== ================ ===============
       Diluted                                                        10,391,517      13,544,956        10,388,723     11,861,289
                                                                  ================ =============== ================ ===============

          See accompanying Notes to Consolidated Financial Statements

                        Galyan's Trading Company, Inc.
                          Consolidated Balance Sheets
                   As of February 3, 2001 and August 4, 2001
                   (dollars in thousands, except share data)

                                                                           February 3,                August 4,
                                                                              2001                      2001
                                                                              ----                      ----
                                                                                                     (Unaudited)
Assets
Current Assets
  Cash                                                                        $      3,756           $       10,753
  Receivables, net                                                                   3,963                    7,123
  Merchandise inventories                                                           91,495                  110,147
  Deferred income taxes                                                              1,375                    8,300
  Other current assets                                                               3,401                    5,990
                                                                             ------------------     ------------------
          Total current assets                                                     103,990                  142,313

Property and equipment, net                                                         70,568                   77,334
Deferred income taxes                                                                2,773                        -
Goodwill, net                                                                       19,117                   18,726
Other assets, net                                                                    4,641                    1,440
                                                                             ------------------     ------------------
          Total assets                                                        $    201,089           $      239,813
                                                                             ==================     ==================

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                            $     20,852           $       27,932
  Accrued expenses                                                                  31,479                   24,412
  Current portion of long-term debt                                                    136                    5,384
                                                                             ------------------     ------------------
          Total current liabilities                                                 52,467                   57,728
Long-term liabilities
  Debt, net of current portion                                                      25,529                    3,508
  Subordinated debt                                                                 50,466                        -
  Other long-term liabilities                                                        3,588                    4,508
                                                                             ------------------     ------------------
          Total long-term liabilities                                               79,583                    8,016

Shareholders' Equity
  Preferred stock, no par value
      2,000,000 shares authorized; no shares issued or outstanding                       -
      5,000,000 shares authorized; no shares issued or outstanding                                                -
  Class A voting common stock and paid in capital, no par value,
    20,000,000 shares authorized; 9,763,707 shares issued and outstanding           70,596
  Class B non-voting common stock, no par value
    1,350,000 authorized; no shares issued and outstanding                               -
  Common stock and paid-in capital, no par value
      50,000,000 shares authorized; 16,303,707 shares issued and outstanding                                183,588
  Notes receivable from shareholders                                                (1,491)                  (1,576)
  Unearned compensation                                                               (445)                    (363)
  Warrants                                                                           8,654                    8,654
  Accumulated deficit                                                               (8,275)                 (16,234)
                                                                             ------------------     ------------------
          Total shareholders' equity                                                69,039                  174,069

          Total liabilities and shareholders' equity                          $    201,089           $      239,813
                                                                             ==================     ==================

          See accompanying Notes to Consolidated Financial Statements

                        Galyan's Trading Company, Inc.
                Unaudited Consolidated Statements of Cash Flows
       For the Six Month Periods Ended July 29, 2000 and August 4, 2001
                            (dollars in thousands)

                                                                                     For the six month
                                                                                       periods ended
                                                                              ------------------------------
                                                                                 July 29,        August 4,
                                                                                   2000            2001
                                                                              ---------------  -------------
Cash flows from operating activities:
  Net loss                                                                         $  (1,821)   $  (7,959)
  Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation and amortization                                                 5,499        6,402
         Amortization of financing intangible and discount on subordinated notes       1,166          903
         Write-off of deferred financing costs                                            --        3,845
         Write-off of unamortized debt discount                                           --        6,552
         Deferred income taxes                                                          (792)      (3,852)
         Interest converted to subordinated debt                                       3,221        3,647
         Deferred rent and other non-cash expense                                      1,083        1,350
         Changes in certain assets and liabilities
                 Accounts receivable                                                    (700)      (3,160)
                 Merchandise inventories                                             (17,468)     (18,652)
                 Other assets                                                             53)      (2,596)
                 Accounts payable and accrued expenses                                 9,848       (1,528)
                                                                              ---------------  -------------
                   Net cash from operating activities                                    (17)     (15,048)
Cash flows from investing activities:
  Capital expenditures                                                               (10,296)     (12,776)
                                                                              ---------------  -------------
                   Net cash from investing activities                                (10,296)     (12,776)
Cash flows from financing activities:
  Net borrowings (payments) from revolving line of credit                             12,450      (19,950)
  Proceeds from long-term debt                                                         2,035        3,179
  Principal payments on long-term debt                                                  (597)     (60,829)
  Payments on notes receivable from shareholders                                          --          200
  Proceeds from sale of common stock                                                      30      123,960
  Payment of financing costs                                                              --       (1,379)
  Transaction costs for initial public offering                                           --      (10,360)
  Repurchase of common stock                                                             (31)          --
                                                                              ---------------  -------------
                   Net cash from financing activities                                 13,887       34,821
                                                                              ---------------  -------------
Net increase in cash                                                                   3,574        6,997
Cash, beginning of period                                                              2,662        3,756
                                                                              ---------------  -------------
Cash, end of period                                                                $   6,236    $  10,753
                                                                              ===============  =============

Supplemental disclosures of cash flow information:
 Cash paid for:
         Interest                                                                  $   1,546    $   4,040
                                                                              ===============  =============
         Income taxes                                                              $      --    $   6,334
                                                                              ===============  =============

          See accompanying Notes to Consolidated Financial Statements

                        GALYAN'S TRADING COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Significant Accounting Policies

Basis of Presentation

         The accompanying consolidated financial information has been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Unaudited Interim Financial Data

         In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations and cash flows as of and for such periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001. Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Earnings (Loss) Per Share

         Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the related periods. Basic and diluted loss per share for the periods ended July 29, 2000 and August 4, 2001 include 720,000 warrants which are exercisable for nominal cash consideration. Since the Company had a loss from operations for the six month period ended August 4, 2001, 340,738 incremental shares relating to the diluted effect of stock options and warrants were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. During the three and six month periods ended July 29, 2000, there were no incremental shares relating to the dilutive effect of stock options or warrants.

Note 2:  Long-Term Debt

         On July 2, 2001, the Company extinguished all of its outstanding subordinated notes and junior subordinated notes with the proceeds from its initial public offering. In conjunction with the extinguishment of the subordinated and junior subordinated notes, the Company recorded an extraordinary loss of $5,238,000 (net of income tax benefit of $2,576,000) to expense the remaining unamortized discount and deferred financing costs relating to the subordinated and junior subordinated notes.

         On May 25, 2001, the Company entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building, which was opened in Rochester, New York. Advances under the line of credit agreement are secured by the new building, and the agreement requires monthly payments of interest under several interest rate options. Outstanding advances as of August 4, 2001 were $3.1 million. All unpaid principal and interest is due May 1, 2002 and can be extended to May 1, 2003, at the option of the Company.

  Long-term debt consists of the following at August 4, 2001:

    Bank and other:
      Construction loans.............................................   $ 8,429
      Revolving line of credit.......................................         0
      Other..........................................................       463
                                                                        -------
        Total bank and other debt....................................     8,892
    Less current maturities..........................................    (5,384)
                                                                        -------
        Total long-term debt, net of current maturities..............   $ 3,508
                                                                        =======

                        GALYAN'S TRADING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3:  Shareholder's Equity

         The initial public offering of 6.5 million shares, at $19.00 per share, of the Company's common stock was consummated on July 2, 2001. Immediately prior to the initial public offering, the articles of incorporation were amended to combine all classes of common stock into one single class and to authorize the issuance of up to 50.0 million shares of common stock.

         On May 29, 2001, the Company issued options to purchase 110,000 shares of common stock under its 1999 Stock Option Plan at $19.00 per share to an employee. These options vest over a three-year period and expire seven years after the grant date. The Company also issued 30,000 shares of common stock at $19.00 per share to this employee under the 1999 Stock Plan. In connection with the purchase of this common stock, the Company received from the employee a note receivable in the amount of $285,000, which bears interest at 7.5% per year.

         On June 27, 2001, the Company issued options to purchase 150,000 shares of common stock under its 1999 Stock Option Plan at $19.00 per share to certain employees. These options vest over a three-year period and expire seven years after the grant date.


Note 4:  Subsequent Events

         On August 23, 2001, The Limited, Inc. exercised its rights to purchase 288,000 shares of common stock pursuant to warrants issued in connection with the recapitalization of the Company in 1999. The warrants were exercisable for $0.01 per share.

         On September 6, 2001, FS Equity Partners IV exercised its rights to purchase 432,000 shares of common stock pursuant to warrants issued in connection with the recapitalization of the Company in 1999. The warrants were exercisable for $0.01 per share.


Note 5:  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. SFAS No. 142, is effective for the Company February 3, 2002. Annual goodwill amortization of approximately $800,000 will cease upon adoption. Management has not determined whether any impairment charge will result from the initial adoption of SFAS No. 142.

Item 2.

                        GALYAN'S TRADING COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains certain forward-looking statements, which reflect Galyan's Trading Company, Inc.'s current view of future events and financial performance. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, which could cause the Company's future results of operations to differ materially from historical results or current expectations. The risks and uncertainties which could cause results to differ materially from those expressed in the forward looking statements are described in the Company Registration Statement on Form S-1 (File No. 333-57848), as amended, as filed with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Overview

         Galyan's is a rapidly growing specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. The Company sells outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. The Company's typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty five foot high interior atrium, metal and timber appointments and interactive and entertaining elements, such as our signature rock climbing wall. The Company currently operates 23 stores in 12 states, including seven mall stores.

Results of Operations

         The following table sets forth the Company statement of operations data as a percent of sales for the periods indicated.

                                                                        For the three                      For the six
                                                                   month periods ended (1)           month periods ended (1)
                                                                ------------------------------   -------------------------------
                                                                  July 29,       August 4,         July 29,        August 4,
                                                                    2000            2001             2000             2001
                                                                -------------   --------------   -------------   ---------------
Net sales                                                              100.0%           100.0%          100.0%            100.0%
Cost of sales                                                           70.9%            70.6%           72.3%             71.6%
                                                                -------------   --------------   -------------   ---------------
Gross profit                                                            29.1%            29.4%           27.7%             28.4%
Selling, general and administrative expenses                            23.5%            24.7%           25.2%             26.0%
                                                                -------------   --------------   -------------   ---------------
Operating income                                                         5.6%             4.8%            2.4%              2.4%
Interest expense                                                         3.4%             2.1%            3.7%              2.9%
Interest income                                                          0.0%             0.0%           (0.1)%             0.0%
                                                                -------------   --------------   -------------   ---------------
Income (loss) before extraordinary loss and income tax expense           2.2%             2.7%           (1.3)%            (0.5)%
Income tax expense (benefit)                                             1.1%             1.3%           (0.2)%             0.1%
                                                                -------------   --------------   -------------   ---------------
Income (loss) before extraordinary loss                                  1.1%             1.4%           (1.0)%            (0.6)%
Extraordinary loss on early extinguishment of debt (net of
income tax benefit of $2,576 and $3,625)                                 0.0%            (4.6)%           0.0%             (3.4)%
                                                                -------------   --------------   -------------   ---------------
                                                                         1.1%            (3.1)%          (1.0)%            (3.9)%
Net income (loss)                                               =============   ==============   =============   ===============


(1) due to rounding, columns may not add

  Net Sales

         Net sales for the second quarter ended August 4, 2001 grew 16.2% to $115.0 million from $99.0 million in the same quarter last year. This growth during the second quarter of fiscal 2001 reflected $9.0 million in non-comparable store sales, $5.0 million in new

                        GALYAN'S TRADING COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued


store sales, and an increase of $2.0 million in comparable store sales. Comparable store sales for the quarter increased 2.1%. The increase in comparable store sales was driven by increases in footwear, casual, athletic and outdoor apparel and athletic sporting goods, which were slightly offset by declines in big ticket items and licensed apparel.

         Net sales for the six month period ended August 4, 2001 grew 16.1% to $202.9 million from $174.7 million in the same period last year. This growth during the six month period of fiscal 2001 reflected $18.6 million in non-comparable store sales, $5.1 million in new store sales, and an increase of $4.5 million in comparable store sales. Comparable store sales for the six month period increased 2.6%. Merchandise category results were consistent with second quarter results.

  Gross Profit

         Gross profit for the second quarter increased 17.6% to $33.9 million from $28.8 million in the same period last year. Gross profit as a percentage of sales increased to 29.4% from 29.1% over the same period last year primarily due to improved merchandise margins and the merchandise mix of the business.

         Gross profit for the six months increased 19.3% to $57.7 million from $48.3 million in the same period last year. Gross profit as a percentage of sales increased to 28.4% from 27.7% over the same period last year due primarily to improved merchandise margins.


  Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the second quarter increased as a percentage of sales to 24.7% from 23.5% in the same period last year. The increase was due primarily to hiring additional senior level managers in support of our growth plans, increases in marketing and higher costs for the Company's insurance programs.

         Selling, general and administrative expenses for the six months increased as a percentage of sales to 26.0% from 25.2% in the same period last year. The increase was due primarily to the same reasons as discussed above.


  Operating Income

         Operating income for the second quarter remained the same at $5.5 million, but decreased as a percent of sales to 4.8% from 5.6% in the same period last year. The decrease was due primarily to the increase in selling, general and administrative expenses.

         Operating income for the six months increased to $4.9 million, compared to $4.2 million in the same period last year, but remained the same as a percent of sales at 2.4%. The increase was due primarily to the increase in gross profit.


  Interest Expense

         Interest for the second quarter was $2.4 million, or 2.1% of sales, compared to $3.4 million, or 3.4% of sales, for the same period last year. The decrease of $1.0 million was due primarily to extinguishment of the subordinated and junior subordinated notes with the proceeds from the initial public offering, and secondarily to a reduction in borrowings under the Company's revolving credit facility with the remaining proceeds from the initial public offering.

         Interest for the six month period was $5.9 million, or 2.9% of sales, compared to $6.5 million, or 3.7% of sales, for the same period last year. The decrease of $0.6 million was due primarily to the effect of the initial public offering.

  Income Taxes

         Our effective income tax rate is greater than the statutory rate because a portion of the interest on the subordinated and junior subordinated notes and the amortization of goodwill are not deductible for income tax purposes. The Company extinguished the subordinated and junior subordinated notes on July 2, 2001, which eliminated the non-deductible interest expense relating to these notes.

                        GALYAN'S TRADING COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - continued

 Extraordinary Loss on Early Extinguishment of Debt

         On July 2, 2001, the Company retired all of the outstanding amounts due under its subordinated and junior subordinated notes. The Company incurred an extraordinary loss (net of income taxes) of $5.2 million, relating to the write-off of the remaining unamortized discount and deferred financing costs associated with these notes.

         On May 3, 2001, the Company refinanced its revolving credit facility to allow borrowings up to $160 million of which $15.0 million is allocated for the issuance of standby and import letters of credit. The Company incurred an extraordinary loss (net of income taxes) of $1.6 million, relating to the write-off of the remaining deferred financing costs associated with the prior revolving credit facility.

  Net Loss

         As a result of the foregoing factors, the net loss for the second quarter of fiscal 2001 was $3.6 million, or 3.1% of sales, compared to net income of $1.1 million, or 1.1% of sales, for the same period last year.

         Net loss before the extraordinary loss on debt extinguishment for the six months ended August 4, 2001, was $1.1 million, or 0.6% of sales, compared to $1.8 million, or 1.0% of sales, for the same period last year. Net loss after the extraordinary loss on debt extinguishment for the six months ended August 4, 2001, was $8.0 million.



Liquidity and Capital Resources

         The Company's principal liquidity capital requirements are to fund working capital needs for capital expenditures on new stores and general corporate needs. For the six months ended August 4, 2001, these capital requirements were generally funded by operations and by borrowings under the credit facilities. Cash flows from operating, investing and financing activities for the six months ended August 4, 2001 and July 29, 2000 are summarized below.

         Net cash used in operating activities was $15.0 million for the six month period ending August 4, 2001, compared to $17,000 for the same period last year. The increase in net cash used in operating activities was primarily the result of the net loss, an increase in merchandise inventories for new stores, and the increase in receivables from landlords associated with new store construction. These cash uses were somewhat offset by certain non-cash expenses, including depreciation and amortization and the write-off of the remaining deferred financing costs and unamortized debt discount costs associated with the early extinguishment of the subordinated and junior subordinated notes.

         Net cash used for investing activities was $12.8 million for the six months ended August 4, 2001 as compared to $10.3 million for the same period last year. Capital expenditures were primarily for new store construction.

         Net cash provided by financing activities was $34.8 million for the six months ended August 4, 2001, as compared to $13.9 million for the same period last year. The increase was due primarily to the sale of 6.5 million shares of common stock in an initial public offering for net proceeds of $111.6 million. The Company used $62.8 million for the early extinguishment of subordinated notes and junior subordinated notes. The Company used $48.0 million to repay outstanding borrowings under the Company's revolving credit facility. The Company invested the remaining proceeds in short-term investments.

         The Company's working capital at August 4, 2001 was $84.6 million, compared to $51.5 million at February 3, 2001. The increase in working capital resulted primarily from an increase in merchandise inventories for new stores, receivables from landlords, deferred income taxes and other current assets. Borrowings under the credit facility were $0.0 and $20.0 million at August 4, 2001 and February 3, 2001, respectively.

         The Company believes that anticipated cash flows from operations, combined with borrowings under the revolving credit facility, will be sufficient to fund working capital and finance capital expenditures over the next twelve months.

Seasonality and Inflation

         The Company's annual business is seasonal. In fiscal 2000, the Company's sales trended as follows: 18.0% in the first quarter, 23.5% in the second quarter, 22.0% in the third quarter and 36.5% in the fourth quarter. The Company typically generates higher profits in the second and fourth quarters.

         Management does not believe inflation had a material effect on the consolidated financial statements for the periods presented.

                        GALYAN'S TRADING COMPANY, INC.


Part II.  OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds.

         Immediately prior to the closing of our initial public offering on July 2, 2001, our amended and restated Articles of Incorporation became effective and all outstanding shares of Class A common stock automatically converted into the same number of shares of common stock. In addition, all securities convertible or exercisable into shares of Class A common stock or Class B common stock automatically became convertible or exercisable into the same number of shares of common stock.

         During the thirteen-week period ended August 4, 2001, we issued the following unregistered securities:

         (a) 30,000 shares of Class A common stock to one employee on May 29, 2001; and

         (b) 110,000 options to purchase shares of Class A common stock to one employee on May 29, 2001; and

         (c) 150,000 options to purchase shares of common stock to 46 employees on June 27, 2001.

         We made our initial public offering under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-57848) that was declared effective by the Securities and Exchange Commission on June 26, 2001. On June 27, 2001, our common stock commenced trading on The Nasdaq Stock Market's National Market. The managing underwriters in the offering were Goldman Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc. All 6,500,000 shares of common stock registered under the Registration Statement were sold at a price of $19.00 per share. The aggregate price of the shares registered and sold by us was $123.5 million. In connection with the offering, we paid an aggregate of approximately $8.6 million in underwriting discounts and commissions to the underwriters and paid other estimated expenses of approximately $3.3 million. After deducting the underwriting discounts and commissions and the estimated offering expenses described above, we received net proceeds from the offering of approximately $111.6 million. We used approximately $62.8 million to repay all of our outstanding subordinated notes and junior subordinated notes including interest at 12.0% and 13.5%, respectively, and having due dates of August 31, 2009. We used approximately $48.0 million to repay our obligations outstanding under our revolving credit agreement. We invested the remaining approximately $0.8 million net proceeds from the offering in short-term, investment-grade, interest-bearing instruments. The repayments of our outstanding subordinated notes and junior subordinated notes were made to The Limited, Inc. and FS Equity Partners IV, L.P., which, together with their respective affiliates, is each a holder of 10% or more of common stock and has two or more designees on our board of directors who may be deemed affiliates of The Limited, Inc. and FS Equity Partners IV, L.P.


         Item 4.  Submission of Matters To a Vote of Security Holders

         An annual meeting of our shareholders was held on May 21, 2001. At the meeting, shareholders holding 5,213,343 of the 9,773,707 shares outstanding at the time were in attendance. The holders of all 5,213,343 shares in attendance adopted: (1) a proposal to elect Robert B. Mang, Joel L. Silverman, Norman S. Matthews, Timothy J. Faber, Todd W. Halloran, John M. Roth, Ronald P. Spogli, Peter Starrett and Stuart Burgdoerfer as directors,
(2) a proposal to amend and restate our amended and restated articles of incorporation in connection with the filing of our registration statement on Form S-1, to be effective immediately prior to the consummation of our initial public offering, and (3) a proposal to approve our existing 1999 Stock Option Plan, as amended.

                        GALYAN'S TRADING COMPANY, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALYAN'S TRADING COMPANY, INC.



Date: September 17, 2001              By: /s/ Edward S. Wozniak
                                      ----------------------------------------
                                      Edward S. Wozniak
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Signing on behalf of the registrant and
                                      as principal financial officer)