Form 10-Q/A
period 2001-08-04
GALYANS TRADING CO INC
filed 2001-09-21
CIK 1137067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                         Commission File No. 000-32911
                                    -------

                        GALYAN'S TRADING COMPANY, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


                   Indiana                                 35-1529720
       ---------------------------------           -------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

  2437 East Main Street, Plainfield, Indiana                  46168
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

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

     Yes                  No    X
         -----                -----

Number of shares of Common Stock outstanding at September 14, 2001:  17,030,041
                                                                     ----------

EXPLANATORY NOTE:

     Galyan's Trading Company, Inc. (the "Company") hereby amends and supplements its Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001, as filed with the Securities and Exchange Commission on September 18, 2001, solely to file Exhibit 4.1.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Designation    Description

4.1 Amendment to Stockholders Agreement dated as of August 25, 2001 among the Company, FS Equity Partners IV, L.P., G Trademark, Inc., The Limited, Inc. and Benchmark Capital Partners IV, L.P.


(b) Reports on Form 8-K.

There were no reports on Form 8-K filed for the quarter ended August 4, 2001.

                        GALYAN'S TRADING COMPANY, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GALYAN'S TRADING COMPANY, INC.



Date: September 21, 2001          By: /s/ Edward S. Wozniak
                                  ----------------------------------------
                                  Edward S. Wozniak
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (signing on behalf of the registrant and
                                  as principal financial officer)