Form 10-Q
period 2001-11-03
GALYANS TRADING CO INC
filed 2001-12-12
CIK 1137067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended November 3, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

   For the transition period from ___________________ to ____________________

                          Commission File No. 000-32911


                         GALYAN'S TRADING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Indiana                                      35-1529720
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        2437 East Main Street
         Plainfield, Indiana                                  46168
 (Address of principal executive offices)                   (Zip Code)

                                 (317) 532-0200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of Common Stock outstanding at December 11, 2001:
17,030,041

                         GALYAN'S TRADING COMPANY, INC.

                               INDEX TO FORM 10-Q

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations                        3

                  Consolidated Balance Sheets                                  4

                  Consolidated Statements of Cash Flows                        5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

Part II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                   12

         Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                                    13


Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                         Galyan's Trading Company, Inc.
                 Unaudited Consolidated Statements of Operations
      For the Three Month and Nine Month Periods Ended November 3, 2001 and
             October 28, 2000 (in thousands, except per share data)

                                                           For the three month             For the nine month
                                                              periods ended                   periods ended
                                                        -----------------------------   ----------------------------
                                                         November 3,     October 28,     November 3,     October 28,
                                                           2001             2000           2001             2000
                                                        ------------    ------------    ------------    ------------
Net sales                                               $    104,898    $     92,888    $    307,769    $    267,554
Cost of sales                                                 75,817          67,777         221,009         194,100
                                                        ------------    ------------    ------------    ------------
Gross profit                                                  29,081          25,111          86,760          73,454
Selling, general and administrative expenses                  28,911          26,115          81,645          70,216
                                                        ------------    ------------    ------------    ------------
Operating income (loss)                                          170          (1,004)          5,115           3,238
Interest expense                                                 520           3,712           6,461          10,240
Interest income                                                  (42)            (31)           (113)           (123)
                                                        ------------    ------------    ------------    ------------
Loss before extraordinary loss and income tax expense           (308)         (4,685)         (1,233)         (6,879)
Income tax expense (benefit)                                    (140)         (1,652)             84          (2,025)
                                                        ------------    ------------    ------------    ------------
Loss before extraordinary loss                                  (168)         (3,033)         (1,317)         (4,854)
Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $3,625)                          -               -            (6,810)            -
                                                        ------------    ------------    ------------    ------------
Net loss                                                $       (168)   $     (3,033)   $     (8,127)   $     (4,854)
                                                        ============    ============    ============    ============

Basic & diluted loss per share
      Loss per share before extraordinary loss          $      (0.01)   $      (0.29)   $      (0.10)   $      (0.47)
      Per share extraordinary loss                               -               -             (0.50)            -
                                                        ------------    ------------    ------------    ------------

Basic & diluted loss per share                          $      (0.01)   $      (0.29)   $      (0.60)   $      (0.47)
                                                        ============    ============    ============    ============

Weighted average shares used in calculating loss
      per common share:
           Basic & diluted                                17,028,927      10,420,176      13,583,835      10,399,379
                                                        ============    ============    ============    ============

See accompanying Notes to Consolidated Financial Statements


                         Galyan's Trading Company, Inc.
                      Unaudited Consolidated Balance Sheets
                   As of November 3, 2001 and February 3, 2001
                    (dollars in thousands, except share data)

                                                                                  November 3,  February 3,
                                                                                     2001         2001
                                                                                  ----------   ----------
Assets
Current Assets
      Cash                                                                         $   6,496    $   3,756
      Receivables, net                                                                 9,152        3,963
      Merchandise inventories                                                        147,568       91,495
      Refundable and deferred income taxes                                             8,528        1,375
      Other current assets                                                             6,898        3,401
                                                                                   ---------    ---------
           Total current assets                                                      178,642      103,990

Property and equipment, net                                                           92,046       70,568
Goodwill, net                                                                         18,530       19,117
Other assets, net                                                                      1,344        7,414
                                                                                   ---------    ---------
           Total assets                                                            $ 290,562    $ 201,089
                                                                                   =========    =========
Liabilities and Shareholders' Equity
Current Liabilities
      Accounts payable                                                             $  63,502    $  20,852
      Accrued expenses                                                                24,640       31,479
      Current portion of long-term debt                                                5,357          136
                                                                                   ---------    ---------
           Total current liabilities                                                  93,499       52,467
Long-term Liabilities
      Debt, net of current portion                                                    17,993       25,529
      Subordinated debt                                                                  -         50,466
      Other long-term liabilities                                                      4,912        3,588
                                                                                   ---------    ---------
           Total long-term liabilities                                                22,905       79,583

Shareholders' Equity
      Preferred stock, no par value
          2,000,000 shares authorized; no shares issued or outstanding                                -
          5,000,000 shares authorized; no shares issued or outstanding                   -
      Class A voting common stock and paid in capital, no par value,
        20,000,000 shares authorized; 9,763,707 shares issued and outstanding                      70,596
      Class B non-voting common stock, no par value
        1,350,000 authorized; no shares issued and outstanding                                        -
      Common stock and paid-in capital, no par value
          50,000,000 shares authorized; 17,030,041 shares issued and outstanding     190,995
      Notes receivable from shareholders                                              (1,576)      (1,491)
      Unearned compensation                                                             (321)        (445)
      Warrants                                                                         1,462        8,654
      Accumulated deficit                                                            (16,402)      (8,275)
                                                                                   ---------    ---------
           Total shareholders' equity                                                174,158       69,039
                                                                                   ---------    ---------

           Total liabilities and shareholders' equity                              $ 290,562    $ 201,089
                                                                                   =========    =========

See accompanying Notes to Consolidated Financial Statements


                         Galyan's Trading Company, Inc.
                 Unaudited Consolidated Statements of Cash Flows
              For the Nine Month Periods Ended November 3, 2001 and
                     October 28, 2000 (dollars in thousands)

                                                                                    November 3,   October 28,
                                                                                       2001          2000
                                                                                    ----------    ----------
Cash flows from operating activities:
      Net loss                                                                       $  (8,127)   $  (4,854)
      Adjustments to reconcile net loss to net cash from operating activities
           Depreciation & amortization                                                   9,841        8,485
           Amortization of financing intangible and discount on subordinated notes       1,039        1,862
           Loss on early extinguishment of debt                                         10,397
           Deferred income taxes                                                        (3,993)      (1,913)
           Interest converted to subordinated debt                                       3,647        6,649
           Deferred rent and other non-cash expense                                      1,928        1,897
      Change in certain assets and liabilities:
           Receivables                                                                  (5,189)      (1,937)
           Merchandise inventories                                                     (56,073)     (42,843)
           Other assets                                                                 (3,506)      (1,293)
           Accounts payable and accrued expenses                                        35,651       20,772
                                                                                     ---------    ---------
                Net cash from operating activities                                     (14,385)     (13,175)
                                                                                     ---------    ---------
Cash flows from investing activities:
      Capital expenditures                                                             (30,749)     (16,386)
                                                                                     ---------    ---------
                Net cash from investing activities                                     (30,749)     (16,386)
                                                                                     ---------    ---------
Cash flows from financing activities:
      Net borrowings (payments) on revolving line of credit                             (5,450)      28,650
      Proceed from long-term debt                                                        3,258        3,186
      Principal payments on long-term debt                                             (60,950)        (610)
      Payments on notes receivable from shareholders                                       200
      Proceeds from sale of common stock                                               124,031          430
      Payment of financing costs                                                        (1,416)
      Transaction costs for initial public offering                                    (11,799)
      Acquisition of common stock                                                          -            (61)
                                                                                     ---------    ---------
                Net cash from financing activities                                      47,874       31,595
                                                                                     ---------    ---------
Net increase in cash                                                                     2,740        2,034
Cash, beginning of period                                                                3,756        2,662
                                                                                     ---------    ---------
Cash, end of period                                                                  $   6,496    $   4,696
                                                                                     =========    =========

Supplemental disclosures of cash flow information: Cash paid for:
      Interest                                                                       $   4,391    $   2,659
                                                                                     =========    =========
      Income taxes                                                                   $   6,334    $     -
                                                                                     =========    =========


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

Loss Per Share

         Loss per share of common stock is based on the weighted average number of shares outstanding during the related periods. Basic and diluted loss per share for the three month and nine month periods ended October 28, 2000 included 720,000 warrants which were exercisable for nominal cash consideration. Since the Company had a loss from operations for the three month and nine month periods ended November 3, 2001 and October 28, 2000, 72,047 and 310,235 incremental shares, respectively, for the third quarter, and 261,903 and 88,736 incremental shares, respectively, for the nine months, relating to the diluted effect of stock options and warrants were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

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

         On May 25, 2001, the Company entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building, which was opened in Rochester, New York. Advances under the line of credit agreement are secured by the new building, and the agreement requires monthly payments of interest under several interest rate options. Outstanding advances as of November 3, 2001 were $3.2 million. All unpaid principal and interest is due May 1, 2002 and may be extended to May 1, 2003, at the option of the Company.

Long-term debt consists of the following at November 3, 2001:

   Bank and other:
     Construction loans.........................................  $ 8,414
     Revolving line of credit...................................   14,500
     Other......................................................      436
                                                                  -------
        Total bank and other debt...............................   23,350
   Less current maturities                                         (5,357)
                                                                  -------
        Total long-term debt, net of current maturities.........  $17,993
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

         On September 20, 2001, the Company issued options to purchase 40,000 shares of common stock under its 1999 Stock Option Plan at $8.90 per share to certain directors. These options vest over a three-year period and expire seven years after the grant date.

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

Note 4:  New Accounting Pronouncements

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

Item 2.

                         GALYAN'S TRADING COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains certain forward-looking statements, which reflect Galyan's Trading Company, Inc.'s current view of future events and financial performance. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, which could cause the Company's future results of operations to differ materially from historical results or current expectations. The risks and uncertainties which could cause results to differ materially from those expressed in the forward looking statements are described in the Company Registration Statement on Form S-1 (File No. 333-57848), as amended, as filed with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Overview

         Galyan's is a rapidly growing specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. The Company sells outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. The Company's typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty five foot high interior atrium, metal and timber appointments and interactive and entertaining elements, such as our signature rock climbing wall. The Company currently operates 26 stores in 14 states, including eight mall stores.

Results of Operations


         The following table sets forth the Company statement of operations data as a percent of sales for the periods indicated.

                                                              For the three              For the nine
                                                          month periods ended (1)    month periods ended (1)
                                                          ------------------------  ------------------------
                                                          November 3,  October 28,  November 3, October 28,
                                                             2001         2000         2001         2000
                                                          ----------   ----------   ----------  -----------
Net sales                                                     100.0%       100.0%       100.0%       100.0%
Cost of sales                                                  72.3%        73.0%        71.8%        72.5%
                                                           ---------    ---------    ---------    ---------
Gross profit                                                   27.7%        27.0%        28.2%        27.5%
Selling, general and administrative expenses                   27.6%        28.1%        26.5%        26.2%
                                                           ---------    ---------    ---------    ---------
Operating income (loss)                                         0.2%        (1.1%)        1.7%         1.2%
Interest expense                                                0.5%         4.0%         2.1%         3.8%
Interest income                                                 0.0%         0.0%         0.0%         0.0%
                                                           ---------    ---------    ---------    ---------
Loss before extraordinary loss and income tax expense          (0.3%)       (5.0%)       (0.4%)       (2.6%)
Income tax expense (benefit)                                   (0.1%)       (1.8%)        0.0%        (0.8%)
                                                           ---------    ---------    ---------    ---------
Loss before extraordinary loss                                 (0.2%)       (3.3%)       (0.4%)       (1.8%)
Extraordinary loss on early extinguishment of debt
  (net of income tax benefit)                                   0.0%         0.0%        (2.2%)        0.0%
                                                           ---------    ---------    ---------    ---------
Net loss                                                       (0.2%)       (3.3%)       (2.6%)       (1.8%)
                                                           =========    =========    =========    =========

(1) due to rounding, columns may not add

                         GALYAN'S TRADING COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Net Sales

         Net sales for the third quarter ended November 3, 2001 grew 12.9% to $104.9 million from $92.9 million in the same quarter last year. Total sales during the third quarter of fiscal 2001 reflected $87.5 million in comparable store sales, $9.7 million in new store sales, and $7.7 million in non-comparable store sales. Comparable store sales for the quarter increased 2.2%. The increase in comparable store sales was primarily driven by increases in hunting, outerwear and footwear.

         Net sales for the nine month period ended November 3, 2001 grew 15.0% to $307.8 million from $267.6 million in the same period last year. Total sales during the nine month period of fiscal 2001 reflected $263.0 million in comparable store sales, $29.9 million in non-comparable store sales, and $14.9 million in new store sales. Comparable store sales for the nine month period increased 2.5%. The increase in comparable store sales was primarily driven by increases in outerwear and footwear.

Gross Profit

         Gross profit for the third quarter increased 15.8% to $29.1 million from $25.1 million in the same period last year. Gross profit as a percentage of sales increased to 27.7% from 27.0% over the same period last year primarily due to improved merchandise margins.

         Gross profit for the nine months increased 18.1% to $86.8 million from $73.5 million in the same period last year. Gross profit as a percentage of sales increased to 28.2% from 27.5% over the same period last year due primarily to improved merchandise margins.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the third quarter decreased as a percentage of sales to 27.6% from 28.1% in the same period last year. This decrease was due primarily to payroll and marketing costs, and partially offset by insurance and new store pre-opening expenses.

         Selling, general and administrative expenses for the nine months increased as a percentage of sales to 26.5% from 26.2% in the same period last year. This increase was due primarily to marketing, higher costs for the Company's insurance programs and new store pre-opening expenses.

Operating Income

         Operating income for the third quarter increased $1.2 million to $170,000 from a loss of $1.0 million, increasing as a percent of sales to 0.2% from (1.1%) in the same period last year. This increase was due primarily to the increase in gross profit and the decrease in selling, general and administrative expenses as a percentage of sales.

         Operating income for the nine months increased to $5.1 million, compared to $3.2 million in the same period last year, increasing as a percent of sales to 1.7% from 1.2% in the same period last year. This increase was due primarily to the increase in gross profit.

Interest Expense

         Interest for the third quarter was $520,000, or 0.5% of sales, compared to $3.7 million, or 4.0% of sales, for the same period last year. The decrease of $3.2 million was due primarily to extinguishment of the subordinated and junior subordinated notes with the proceeds from the initial public offering, and secondarily to a reduction in borrowings under the Company's revolving credit facility with the remaining proceeds from the initial public offering.

         Interest for the nine month period was $6.5 million, or 2.1% of sales, compared to $10.2 million, or 3.8% of sales, for the same period last year. The decrease of $3.8 million was due primarily to the repayment of debt with the proceeds from the initial public offering.

                         GALYAN'S TRADING COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

Income Taxes

         Our effective income tax rate is greater than the statutory rate because a portion of the interest on the subordinated and junior subordinated notes and the amortization of goodwill are not deductible for income tax purposes. The Company extinguished the subordinated and junior subordinated notes on July 2, 2001, which will eliminate the non-deductible interest expense relating to these notes for all periods after July 2, 2001.

Extraordinary Loss on Early Extinguishment of Debt

         On July 2, 2001, the Company retired all of the outstanding amounts due under its subordinated and junior subordinated notes. The Company incurred an extraordinary loss (net of income taxes) of $5.2 million, relating to the write-off of the remaining unamortized discount and deferred financing costs associated with these notes.

         On May 3, 2001, the Company refinanced its revolving credit facility to allow borrowings up to $160 million of which $15.0 million is allocated for the issuance of standby and import letters of credit. The Company incurred an extraordinary loss (net of income taxes) of $1.6 million, relating to the write-off of the remaining unamortized deferred financing costs associated with the prior revolving credit facility.

Net Loss

         As a result of the foregoing factors, the net loss for the third quarter of fiscal 2001 was $168,000, or 0.2% of sales, compared to $3.0 million, or 3.3% of sales, for the same period last year.

         Net loss before the extraordinary loss on debt extinguishment for the nine months ended November 3, 2001, was $1.3 million, or 0.4% of sales, compared to $4.9 million, or 1.8% of sales, for the same period last year. Net loss after the extraordinary loss on debt extinguishment for the nine months, was $8.1 million.

Liquidity and Capital Resources

         The Company's principal liquidity requirements are to fund working capital, capital expenditures for new stores and general corporate needs. For the nine months ended November 3, 2001, these capital requirements were generally funded by cash from operations, proceeds from the initial public offering, and by borrowings under the revolving credit facilities. Cash flows from operating, investing and financing activities for the nine months ended November 3, 2001 and October 28, 2000 are summarized below.

         Net cash used for operations was $14.4 million for the nine month period ending November 3, 2001, compared to $13.2 million for the same period last year. The increase in net cash used for operations was primarily the result of the net loss from operating activities, an increase in merchandise inventories for new stores, and the increase in receivables from landlords associated with new store construction. These increases were partially offset by an increase in accounts payable.

         Net cash used for investing activities was $30.7 million for the nine months ended November 3, 2001 as compared to $16.4 million for the same period last year. Capital expenditures were primarily for new store construction and fixturing.

         Net cash provided by financing activities was $47.9 million for the nine months ended November 3, 2001, as compared to $31.6 million for the same period last year. The increase was due primarily to the sale of 6.5 million shares of common stock in an initial public offering for net proceeds of $111.5 million. The Company used $62.8 million for the early extinguishment of subordinated notes and junior subordinated notes and related accrued interest. The Company used $48.0 million to repay outstanding borrowings under the Company's revolving credit facility. The Company invested the remaining proceeds in short-term investments.

                         GALYAN'S TRADING COMPANY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - continued

         The Company's working capital at November 3, 2001 was $85.1 million, compared to $51.5 million at February 3, 2001. The increase in working capital resulted primarily from an increase in merchandise inventories for new stores and receivables from landlords. These increases were partially offset by an increase in accounts payable. Borrowings under the credit facility were $14.5 and $20.0 million at November 3, 2001 and February 3, 2001, respectively.

         The Company believes that anticipated cash flows from operations, combined with borrowings under the revolving credit facility, will be sufficient to fund working capital and finance capital expenditures over the next twelve months.

Seasonality and Inflation

         The Company's annual business cycle is seasonal. In fiscal 2000, the Company's sales trended as follows: 18.0% in the first quarter, 23.5% in the second quarter, 22.0% in the third quarter and 36.5% in the fourth quarter. The Company typically has higher profits occurring in the second and fourth quarters.

         Management does not believe inflation had a material effect on the consolidated financial statements for the periods presented.

                         GALYAN'S TRADING COMPANY, INC.

Part II. OTHER INFORMATION

         Item 2.  Changes in Securities.

               During the thirteen-week period ended November 3, 2001, we issued the following unregistered securities:

         (a) 288,000 shares of common stock were issued upon the exercise of warrants to The Limited, Inc. on August 23, 2001;

         (b) 432,000 shares of common stock were issued upon the exercise of warrants to FS Equity Partners IV on September 6, 2001; and

         (c) 40,000 options to purchase shares of common stock under our 1999 Stock Option Plan, as amended, to four directors on September 20, 2001 with an exercise price of $8.90 per share.

               Our credit agreement currently prohibits us from declaring or paying any dividends or other distributions on any shares of our capital stock other than dividends payable solely in shares of capital stock or the stock of our subsidiaries. With limited exceptions, the covenants in our credit agreement limit our aggregate capital expenditures during each fiscal year. The aggregate amount of capital expenditures permitted by our credit agreement during the fiscal year ending February 2, 2002 is $45.0 million.

         Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
         ---------------

               None

         (b)   Reports on Form 8-K.
         --------------------------

               On September 21, 2001, the Company filed a report on Form 8-K, which attached a press release announcing the election of Byron E. Allumbaugh, Frank J. Bellati, George R. Mrkonic and Stephanie M. Shern to its Board of Directors.

                         GALYAN'S TRADING COMPANY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GALYAN'S TRADING COMPANY, INC.


Date: December 12, 2001            By: /s/ EDWARD S. WOZNIAK
                                      ------------------------------------------
                                      Edward S. Wozniak
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)