Form 10-K
period 2002-02-02
GALYANS TRADING CO INC
filed 2002-04-24
CIK 1137067

United States Securities and Exchange Commission
Washington, D. C. 20549

 Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended February 2, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____

Commission file number 000-32911

Galyan’s Trading Company, Inc.
(Exact name of Registrant as specified in its charter)

                           Indiana                                                                                       35-1529720
(State or other jurisdiction of incorporation or organization)                                               (I.R.S. Employer Identification No.)

2437 East Main Street, Plainfield, IN 46168
Telephone Number (317) 532-0200

Securities registered pursuant to Section 12(b) of the Act:
Title of class
Common Stock
(no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to pages 23-27 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $94,733,649 as of April 1, 2002 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for April 1, 2002. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates under certain circumstances. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

17,035,708 shares of the registrant’s common stock were outstanding on April 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 29, 2002 (the “2002 Proxy Statement”).

TABLE OF CONTENTS

Item              Description                                                                                Pages

PART I
         1.       Business                                                                                    3-10
         2.       Properties                                                                                 10-11
         3.       Legal Proceedings                                                                             11
         4.       Submission of Matters to a Vote of Security Holders                                           11

PART II
         5.       Market for Registrant's Common Equity and Related Stockholder Matters                      11-12
         6.       Selected Financial Data                                                                    12-14
         7.       Management's Discussion and Analysis of Financial Condition and Results of Operations      15-27
        7A.       Quantitative and Qualitative Disclosures about Market Risk                                    27
         8.       Consolidated Financial Statements and Supplementary Data                               27, 29-50
         9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          27

PART III
        10.       Directors and Executive Officers of the Registrant                                            27
        11.       Executive Compensation                                                                        27
        12.       Security Ownership of Certain Beneficial Owners and Management                                28
        13.       Certain Relationships and Related Transactions                                                28

PART IV
        14.       Financial Statement Schedules, Reports on Form 8-K and Exhibits                        28, 51-52
                  Signatures                                                                                    53

PART I

Forward-Looking Statements
Certain statements contained or incorporated by reference in this Form 10-K constitute forward-looking statements, which reflect our management’s current view of future events and financial performance. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described at the end of Item 7 of this Report. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1. BUSINESS

General
Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. Our stores and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We currently operate 28 stores in 14 states, including two stores that we opened in March and April 2002 (after the end of fiscal 2001). We operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. Our 2001 fiscal year (52 weeks) ended on February 2, 2002. For information concerning the revenues, income and assets attributable to our operations, see our consolidated financial statements which are included as part of this Annual Report on Form 10-K.

We commenced business more than 40 years ago when the Galyan family opened its first outdoor store in the greater Indianapolis market, and our current corporate entity was organized in Indiana in 1980. The Limited, Inc. (hereafter, “The Limited”) purchased all of our stock from the Galyan family in 1995, and FS Equity Partners IV, L.P. (hereafter, “Freeman Spogli”) purchased a majority interest in us from The Limited in 1999. On July 2, 2001, we completed an initial public offering of 6.5 million shares of common stock at $19.00 per share, and received approximately $112.0 million in net proceeds from the offering.

Business Strategy
We are focused on being the premier active lifestyle retailer in the United States and the primary outdoor and athletic equipment, apparel, footwear and accessory destination for the entire family. The key elements of our strategy are:

Rapidly Expand Our Store Base. We believe our retail concept has broad national appeal and that we have significant new store expansion opportunities in new and existing markets. We have rapidly expanded our store base, having opened twelve stores in the past three fiscal years. In addition to the two stores we have already opened this year, we plan to open seven additional stores in fiscal 2002. We have successfully implemented our store format in multiple venues, including freestanding stores, power strip shopping centers, malls and lifestyle centers. Power strip centers are large, open air shopping centers primarily comprised of large tenants with stores greater than 20,000 square feet. Lifestyle centers are large open-air complexes comprised of retailers, restaurants, movie theaters and interactive entertainment facilities.

Feature an Innovative and Appealing Store Environment. The large size, open layout and interactive environment of our typical store creates a distinctive atmosphere that we believe is appealing to both the casual consumer and the serious sports enthusiast and makes us a destination for the entire family. We organize our typical store into over 40 distinct specialty departments, each focusing on a particular activity or product category. The large size and modular design of our typical store provide us with the flexibility to expand and contract our departments in response to seasonal needs and important merchandise trends.

Employ A Differentiated and Disciplined Merchandising Strategy. We provide a product assortment that emphasizes middle to high end merchandise. In addition to the widely recognized brands typically sold in traditional sporting goods stores, we emphasize higher quality and more technically advanced products often confined to more narrowly focused specialty retailers, and we offer private label merchandise which serves to complement our branded product offerings. Our broad and expansive product range enables us to demonstrate the advantages of our high end merchandise to the customer, which we believe increases our sales of these higher priced products. Our merchandising strategy features stable, every day value pricing and we generally strive to avoid temporary product mark downs and run promotions primarily to clear merchandise as seasons or fashions change.

Provide Superior Customer Service and Product Knowledge. We seek to distinguish ourselves from our competitors by emphasizing customer service and product knowledge. We strive to hire sales associates who are experienced, enthusiastic and knowledgeable about one or more activities or sports. In addition, during their first several months with us, we provide our new sales associates with approximately 45 hours of training focusing on our products, operations and customer service culture. We emphasize training because we believe experienced, enthusiastic and knowledgeable sales associates have greater credibility with our customers and a greater ability to influence their purchasing decisions. As part of our commitment to customer service, we also provide our customers with specialized pro shop services such as tennis racquet stringing, a full service bicycle and ski shop, ice skate sharpening, basketball goal installation, golf club re-gripping, team uniforms and hunting and fishing equipment setup, repairs and licenses.

Enhance Our Image and Extend Our Reach. We seek to build and enhance the recognition, appeal and reach of the Galyan’s image through our marketing efforts, every day value pricing, superior customer service, private label products and community commitment campaign. Our marketing efforts include magazine style newspaper inserts and radio and television advertising. We have also created a preferred customer program designed to build customer loyalty by rewarding significant purchasing activity, which enables us to specifically target our mailings to the interests of our preferred customers. In addition, through participation in numerous community level events, primarily focused on athletic and outdoor activities, we strive to increase our visibility in the local community and further enhance our image as an active lifestyle retailer and a destination for the entire family.

Our Stores
Our typical store has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience appealing to both the casual consumer and the serious sports enthusiast. We organize our typical store into over 40 distinct specialty departments, each focusing on a particular activity or product category, creating an environment similar to a collection of specialty shops under one roof. In addition, the large size and modular design of our typical store provide us with the flexibility to expand and contract our departments in response to seasonal needs and important merchandise trends.

We currently expect to open nine new stores in fiscal 2002, including the stores opened in Chicago, Illinois (in Village Crossing, located in Niles, Illinois in March 2002) and Denver, Colorado (in Park Meadows Mall, located in Littleton, Colorado in April 2002). The remaining seven stores scheduled to open in fiscal 2002, for which we have fully executed leases, are located in Colorado, Illinois, Massachusetts, Michigan, Missouri, Nevada and Texas. Expansion in future years will depend on, among other things, general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for our products, the availability of adequate capital, desirable locations at acceptable terms and qualified management personnel, our ability to manage the operational aspects of our growth and comparable store performance.

Merchandising
We strive to provide a broad product range and selection that emphasize our strategy of brand tiering our merchandise assortments. We offer a range of brands at different price points to attract shoppers at every income, interest and skill level. We carry a broad range of products for men, women, boys and girls, including over 90,000 merchandise items in our typical store.

Our product offerings include the following product lines and merchandise categories:

Athletic Equipment: golf and racquet sports, team sports (for example, baseball, softball, soccer, basketball, hockey, football and lacrosse), fitness, health and exercise equipment and family recreation games such as ping pong tables and lawn games.

Athletic and Casual Apparel: running, training and aerobics apparel, khakis, jeans, sweaters and shorts, swimwear, licensed products and golf, tennis and team apparel.

Footwear: athletic shoes, casual footwear (including brown shoes and sandals) and hiking and hunting boots and footwear.

Outdoor Equipment: camping, hunting and fishing equipment, winter sports equipment (including alpine and cross country skis, snowboards and snow shoes), water sports merchandise (such as water skis, wake boards and other towables) and bicycles and in-line skates.

Outdoor Apparel: technical and fashion outerwear, hunting and fishing apparel, ski apparel and mountain outerwear, rainwear and work apparel.

The following table sets forth the approximate percentage of sales attributable to athletic equipment, athletic and casual apparel, footwear, outdoor equipment and outdoor apparel for fiscal 2001:

         Merchandise Category       Percentage of Sales
                                        Fiscal 2001
         Athletic equipment                 17%
         Athletic and casual apparel        23%
         Footwear                           14%
         Outdoor equipment                  31%
         Outdoor apparel                    15%
         Total                             100%

We showcase products from a large number of widely recognized vendors such as Nike, Columbia, adidas, New Balance and The North Face. In some cases, the breadth of our product categories allows us to show a wide variety of a vendor’s products, which strengthens our relationships with these vendors and provides us with favorable privileges, such as increased access to new product introductions, exclusive limited edition goods, color updates and size extensions. We purchase merchandise from over 1,100 vendors, of which the top twenty vendors accounted for 35.4% of our total purchases in fiscal 2001.

We provide private label merchandise in selected areas in which we believe we have a competitive advantage in terms of price or quality. We also offer private label merchandise to fill a niche or gap in branded product offerings. We intend to increase the penetration of our private label offerings to capture the higher margins they generate, to offer a more comprehensive assortment of merchandise to our customers and to further enhance our image as a retailer of high quality active lifestyle products. In general, we strive to position our private label offerings as equal or superior in quality to their branded counterparts at competitive price points.

We customize our merchandise selection based on local customer interest and demand, as well as the seasonal variances in our markets. For example, our fishing department may feature ice and walleye fishing products in the Minneapolis/St. Paul market, bass fishing products in the Atlanta market, salt water fishing products in the Washington, D.C. market and fly fishing products in the Denver market. Additionally, we typically arrange the baseball department in early February in the Atlanta and the Washington, D.C. markets to accommodate the earlier season while waiting until April in markets such as Minneapolis and Buffalo.

Marketing
We emphasize our active lifestyle image and every day value pricing strategy through print, radio and television advertising, as well as preferred customer direct mail and our support of local community activities. All of our marketing efforts are designed to emphasize our five point commitment to “Selection, Quality, Value, Service and Community.”

Our marketing effort consists of print campaigns, primarily magazine style newspaper inserts, supplemented with periodic radio and television advertising emphasizing our active lifestyle image and every day value pricing. In addition, we have established a preferred customer program and are rapidly building a database that we use to reward those customers and encourage customer loyalty by providing our preferred customers with special incentives. We ask our preferred customers about their interests to better understand their individual preferences and purchasing decisions. We use this information to send customized mailings that highlight promotions and events relating to their particular areas of interest.

Another key component of our marketing initiative is our community commitment program through which we prominently participate in the activities that are important to our customers in their community. We sponsor activities and events with national and local organizations, as well as coordinating clinics and creating events in our stores and in the community. We believe our community commitment program generally positions us as a positive force in our communities and further enhances our image as an active lifestyle retailer, which differentiates us from many of our competitors.

New Store Site Selection
We generally seek to enter metropolitan markets across the United States in prime real estate locations with high visibility and easy access to major roadways. We target a variety of locations, including malls, lifestyle centers, power strip centers and freestanding locations, in areas with upscale demographics, which fit well with our middle to high-end merchandise profile. Although we have historically operated primarily in areas with marked seasonal variation, we have successfully opened and operated stores in Atlanta and believe there are significant expansion opportunities in areas with less marked seasonal variation.

After we identify potential sites, we combine the market research, demographic and competitive data with an analysis of our store characteristics to develop forecasts for each proposed store location. To assess the costs of a potential site, we also gather preliminary proposals from developers and have our store planning group estimate the total cost of constructing the store, including both the exterior and the interior materials and fixtures, which our store planning group generally procures for new stores. Based on our revenue and cost estimates, we build a detailed store level model to assess the potential profitability and return on capital from a site. We present information on potential sites to the real estate committee of our board of directors for their review. If our real estate committee determines that a potential site may be sufficiently desirable, it recommends the site for approval to the full board of directors or the executive committee of the board of directors.

New Store Financing
We seek to obtain financing for new stores from real estate developers, real estate investment companies and other sources, which is important for achieving our growth strategy. In our experience, developer financing is often available for malls, lifestyle centers and power strip centers. In addition, it is also possible to receive financing for freestanding locations through a real estate investment company. Financing for new stores typically involves a per square foot cash allowance that is generally sufficient to cover all or a significant portion of the building construction costs. In general, the financing party owns the building and, in some cases, also the land, and leases the property to us under a lease to operate the store. Our leases generally have an initial term of fifteen to twenty years, with several multi-year renewal options. We prefer these methods of financing our new stores because it often requires us to supply only the capital necessary to purchase the interior fixtures and initial inventory and to fund pre-opening costs. We will need to continue to receive significant financing from developers or real estate investment companies in order to continue expanding our store base. As more fully described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we anticipate receiving similar relative levels of developer financing in fiscal 2002 as we received in fiscal 2001, although we can make no assurances that this type of financing will continue to be available on terms that are favorable to the Company.

If developer or real estate investment company financing is not available, we typically seek construction loans, secured by a mortgage, or rely on our revolving credit facility. Under a construction loan, we generally borrow money from a financial institution, with a mortgage against the building being built as security for the loan. Construction loans typically require payment of all outstanding principal no later than two years after the store opens. When repayment on these loans becomes due, we seek alternative financing transactions, which might include a sale-leaseback transaction under which we sell our ownership interests in the store building and the land, and enter into a lease covering both the land and the building, or we may seek to do longer term mortgage financing on the building to replace the initial construction loan. We may also use funds available under our revolving credit facility to retire these construction loans. Our revolving credit facility requires us to obtain the consent of our lenders to enter into sale-leaseback transactions and long-term mortgages and, in excess of specific limits, construction loans. With our lender’s previous consent, we entered into construction loans for our Buffalo, New York and Rochester, New York stores. Our revolving credit facility permits us to enter into sale-leaseback transactions for these two stores. On April 1, 2002, we received a three month extension for repayment of the construction loan for our Buffalo, New York store, extending the maturity date to July 1, 2002. While we may enter into sale-leaseback transactions for these two stores in the future, we are currently exploring several alternatives, including replacing the construction loans for each of those stores either with longer term mortgage financing, which we believe is available at favorable rates and to which our lenders must consent, or with funds available under our revolving credit facility.

Distribution
We operate a 364,000 square foot distribution center in Plainfield, Indiana. This distribution center serves as our primary receiving, distribution and warehousing facility, supplemented by smaller regional warehouse facilities in Minnesota, Kansas, Ohio and Virginia. We contract with common carriers to deliver merchandise to our stores outside of the Indianapolis area, and we operate our own trucks for delivery of merchandise from the distribution center to our five greater Indianapolis market stores. Merchandise not distributed through the distribution center is shipped directly to the stores.

The substantial majority of our product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery. Some of the product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for our stores. Due to the efficiencies cross-docking creates, we encourage our vendors to pre-package their products to increase the percentage of merchandise that we cross-dock.

Management Information Systems
We have management information software systems for our store point of sale transactions, warehouse transactions, inventory and merchandise management, financial systems and new store planning and construction reporting. We track our store level point of sale transactions using a software system from Datavantage (previously known as Applied Digital Solutions) that we installed in October 2000. This software features basic cash register functions and gathers batch transaction data for inventory management and loss prevention. We monitor our warehouse transactions and track both the shipments we receive from our vendors and the shipments we make to our stores, using software from Retek that we installed in February 2001. For inventory and merchandise management software, we currently collect transactional information gathered by our Datavantage and Retek software systems and transfer that information into a software system supplied by STS Systems that handles our overall inventory and merchandise management. During fiscal 2002, we plan to upgrade our inventory and merchandise management system to a system provided by JDA. Also, during fiscal 2002, we expect to install sales audit and loss prevention systems from Datavantage as well as the PeopleSoft Human Resource module. During 2001, we replaced our financial tracking and reporting software with the PeopleSoft system, which included the installation of the general ledger, accounts payable, new store planning and construction reporting and asset management modules.

Although many of our management information systems are newly installed or still being implemented or transitioned from existing systems, we believe they will be adequate to support our current operations and planned new store expansion if the implementation and transitions continue to go smoothly.

Store Management and Operations
We manage our stores through national, regional and store based personnel. Our director of store operations has general oversight responsibility for all of our stores. We employ territory directors who oversee stores in several states and report directly to the director of store operations. Each of our stores has a store manager who is responsible for all aspects of store operations and reports directly to a territory director.

In general, we divide the management of each store into athletics, outdoors, and administration and operations, each of which is headed by an assistant store manager who reports directly to the store manager. We also employ several department managers who report directly to the assistant store managers. Each department manager is typically responsible for several related merchandise departments. Each of our stores also has a visual manager, who has responsibility for implementing our corporate merchandising plans and who reports directly to the store manager.

Competition
The retail market for athletic and outdoor equipment, footwear and outdoor and specialty apparel is highly competitive. We face competition largely from five general categories of retailers: sporting goods stores, outdoor specialty stores, casual apparel retailers, footwear specialty stores and mass merchandisers. We compete on the basis of selection, customer service, style, price and quality.

Sporting Goods Stores. Stores in this category include large format sporting goods stores, such as The Sports Authority, Inc., Gart Sports Company and Dick’s Sporting Goods, Inc., which typically range from 30,000 to 60,000 square feet in size and tend to be freestanding or located in strip shopping center anchor locations, and traditional sporting goods chains and local independent sporting goods retailers, whose stores typically range from 5,000 to 20,000 square feet and are typically located in regional malls and strip shopping centers. Although these competitors, including Henry Modell & Company, Inc., Champs Sports (owned by Foot Locker, Inc.) and Hibbetts Sporting Goods, Inc.,

carry many of the same items as we do and several have a larger number of stores and more widely recognized name, we believe we carry more high-end, technical merchandise, and more apparel, and have a more appealing store environment. In addition, with respect to the traditional and local sporting goods stores, we have significantly larger stores and carry a much broader merchandise selection.

Outdoor Specialty Stores. Stores in this category include specialty stores and pro shops such as Golf Galaxy, Inc., Nevada Bob’s Golf, Inc., Cabela’s, Inc. Bass Pro Shops, Inc., Eastern Mountain Sports, Inc. and Recreational Equipment, Inc. Although these competitors do not carry as broad of a merchandise selection as we do, they are generally well recognized for their customer service and product selection in their respective areas of specialization, such as golf, fishing or backpacking equipment.

Casual Apparel Retailers. Companies in this category include national outdoor apparel retailers such as L.L. Bean, Inc., Lands End, Inc., Abercrombie & Fitch Co. and Eddie Bauer, Inc. These companies use multiple channels to sell their products, including catalogs, e-commerce, traditional retail stores and outlet mall locations. These retailers focus primarily on casual apparel, and generally carry significantly less outdoor equipment.

Footwear Specialty. Stores in this category include The Athlete’s Foot Stores, Inc., Finish Line, Inc. and Foot Locker, Inc. These stores typically range in size from 1,000 to 10,000 square feet, are frequently located in regional malls and strip shopping centers. These competitors have greater national name recognition and more stores than we do, but carry a more limited selection of merchandise.

Mass Merchandisers. Stores in this category include national discount retailers such as Target Corporation and Wal-Mart Stores, Inc., warehouse clubs such as Costco Wholesale Corporation, and department stores such as JC Penney Company, Inc., Sears, Roebuck and Co. and Kohl’s Corporation. These stores range in size from approximately 50,000 to 200,000 square feet and are primarily located in regional malls and power strip shopping centers. Sporting goods merchandise and athletic apparel represent a very small portion of the total merchandise in these stores and, in general, the selection is limited and focused on entry-level price points.

Trademarks and Tradenames
Through a wholly owned subsidiary, we have registered our trademark “Galyan’s” and our bear design with the United States Patent and Trademark Office. “Galyan’s” is also a federally registered servicemark. In addition, through our wholly-owned subsidiary, we own several other trademarks and servicemarks involving advertising slogans and other names and phrases used in our business.

Governmental Regulation
We must comply with federal, state and local regulations, including the federal Brady Handgun Violence Prevention Act, which require us, as a federal firearms licensee, to perform a pre-sale background check of purchasers of firearms. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (NICS) or a state government-managed system that relies on NICS and any additional information collected by the state. These background check systems confirm that a sale can be made, deny the sale, or require that the sale be delayed for further review and provide us with a transaction number for the proposed sale. We are required to record the transaction number on Form 4473 of the Bureau of Alcohol, Tobacco and Firearms and retain a copy for our records for 20 years for auditing purposes for each approved, denied or delayed sale. After all of these procedures are complete, we finalize the sale by transferring the product.

In addition, many of our imported products are subject to existing or potential duties, tarriffs or quotas that may limit the quantity of products that we may import into the U.S. and other countries or impact the cost of such products. To date, we have not been restricted by quotas in the operation of our business and customs duties have not comprised a material portion of the total cost of our products.

Employees
On April 1, 2002, we had approximately 5,000 employees, of whom approximately 2,100 worked full time, approximately 1,900 worked part time and approximately 1,000 were full time and part time seasonal employees. During our fourth fiscal quarter, the number of our employees increases significantly. For example, on December 31, 2001, we had approximately 5,600 employees of which approximately 2,100 worked full time, approximately 2,100 worked part time and approximately 1,400 were full time and part time seasonal employees. None of our employees are covered by a collective bargaining agreement and we believe our relations with our employees are good.

Seasonality and Inflation
Our business cycle is seasonal, with higher sales and profits generally occurring in the second and fourth fiscal quarters. In fiscal 2001, our sales trended as follows: 18.2% in the first quarter, 23.8% in the second quarter, 21.8% in the third quarter and 36.2% in the fourth quarter. We have significantly higher cash outlays in the fourth fiscal quarter due to higher purchase volumes and increased staffing.

Management does not believe inflation had a material effect on the consolidated financial statements for the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 2. PROPERTIES

Our principal executive offices are located in leased facilities at 2437 East Main Street, Plainfield, Indiana 46168. We lease our main distribution center in Plainfield, Indiana and small regional satellite distribution warehouses located in Minnesota, Kansas, Ohio and Virginia. The lease for our executive offices expires in October 2005 and we have six five-year renewal options. The lease for our main distribution center expires in December 2020 and we have eight five-year renewal options. We believe our executive offices and distribution facilities are in good condition and are currently suitable for our business needs.

The following table describes each of our 28 stores in the order in which they were opened, starting with the most recent:

Market                     Location                   Opening Date    Square Feet
Denver                     Park Meadows Mall          April 2002         79,000
                           Littleton, CO

Chicago                    Village Crossing           March 2002        106,743
                           Niles, IL

Salt Lake City             The Gateway                November 2001      91,146
                           Salt Lake City, UT

Louisville                 Oxmoor Centre              October 2001       80,355
                           Louisville, Kentucky

Detroit                    Fountain Walk Center       October 2001       83,281
                           Novi, MI

Rochester                  Marketplace Mall           July 2001          83,578
                           Henrietta, NY

Dallas                     Stonebriar Centre          May 2001           79,391
                           Frisco, TX

Grand Rapids               Rivertown Crossing Mall    September 2000     91,471
                           Grand Rapids, MI

Denver                     Flatiron Crossing Mall     August 2000        97,241
                           Broomfield, CO

Buffalo                    Walden Galleria Mall       April 2000         80,118
                           Buffalo, NY

Atlanta                    Mall of Georgia            August 1999        83,391
                           Buford, GA

Atlanta                    Lenox Town Center          July 1999         122,494
                           Atlanta, GA

Atlanta                    Town Center Commons        March 1999         76,505
                           Kennesaw, GA

Chicago                    Fountain Square            February 1999      89,917
                           Lombard, IL

Indianapolis               Castleton Square Mall      October 1998       76,108
                           Indianapolis, IN

Market                     Location                   Opening Date    Square Feet
Chicago                    Streets of Woodfield       October 1998      170,521
                           Schaumburg, IL

Washington, D.C.           Washingtonian Center       July 1998         100,584
                           Gaithersburg, MD

Washington, D.C.           Fairlakes                  July 1998         104,236
                           Fairfax, VA

Minneapolis/St. Paul       Richfield, MN              September 1997    101,270

Minneapolis/St. Paul       West Ridge Market          October 1996       99,445
                           Minnetonka, MN

Columbus                   Easton Marketplace         September 1997     83,638
                           Columbus, OH

Minneapolis/St. Paul       Tamarack Village Center    October 1996       81,019
                           Woodbury, MN

Kansas City                Leawood Town Center        September 1996    100,945
                           Leawood, KS

Indianapolis               Village Park Plaza         March 1995         65,520
                           Carmel, IN

Columbus                   Dublin, OH                 September 1994     74,636

Indianapolis               Pike Plaza                 February 1989      33,642
                           Indianapolis, IN

Indianapolis               Greenwood Park Mall        August 1985        42,189
                           Greenwood, IN

Indianapolis               Plainfield, IN             January 1960       47,806

Currently, we lease the land and building improvements for 25 of our stores. We own the building improvements for the remaining three stores, which are located in Plainfield, Indiana, Buffalo, New York and Rochester, New York. Our store leases provide for original lease terms that generally range from 15 to 20 years and most of them provide for multiple five-year renewal options at increased rents.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business. We believe that the final outcome of such proceedings should not have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market System under the symbol “GLYN.” The closing price of our common stock on Nasdaq was $16.35 on April 1, 2002. The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. More generally, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies such as ours. These broad market fluctuations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

STOCKHOLDERS
The number of our common stockholders of record as of April 1, 2002 was 122. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY
We have not paid cash dividends in the two most recent fiscal years and we do not currently intend to pay any dividends. Our revolving credit facility currently prohibits us from declaring or paying cash dividends or other distributions on any shares of our capital stock. Any payments or cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our revolving credit facility or other agreements, and other factors deemed relevant by our board of directors.

STOCK PRICE INFORMATION
Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal year ended February 2, 2002 as reported by the Nasdaq National Market System.

         Fiscal Quarter Ended     High            Low
         July 29, 2001           $20.47         $12.60
         October 28, 2001        $12.95         $ 8.00
         February 2, 2002        $14.36         $10.74

RECENT SALES OF UNREGISTERED SECURITIES
None.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this report. The selected statement of operations data for fiscal 2001, 2000 and 1999 and selected balance sheet data for fiscal 2001 and 2000 are derived from our audited consolidated financial statements that are included in this Report. The summary consolidated financial data for fiscal year 1997 was derived from our unaudited consolidated financial statements. Our unaudited consolidated financial statements have been prepared on a basis consistent with the audited consolidated financial statements appearing elsewhere in this report and, in the opinion of management, include all adjustments necessary for a fair presentation of such data. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

                                                                                    Fiscal Year (1)

Selected Financial Data                                           2001        2000        1999        1998        1997

                                                           (dollars in thousands, except per share and square footage data)
Statement of Operations Data:
Net sales                                                       $482,528    $421,662    $328,121    $219,597    $158,760
Gross profit (2)                                                 144,575     126,451      94,371      61,315      42,659
Selling, general and administrative expenses (3)                 118,070     105,935      81,377      57,319      45,302
Corporate allocation from The Limited (4)                              -           -       3,600       4,930       3,012
Costs of recapitalization (5)                                          -           -       1,085           -           -

Operating income                                                  26,505      20,516       8,309        (934)     (5,655)
Interest expense (6)                                               6,723      13,891       5,384         159         128
Loss on investment in MVP.com                                          -       4,621           -           -           -

Income (loss) before income tax expense (benefit),
      extraordinary loss and cumulative effect of change
      in accounting principle                                     19,782       2,004       2,925      (1,093)     (5,783)
Income tax expense (benefit)                                       8,340       1,641       1,708        (107)     (1,874)

Income (loss) before extraordinary loss and cumulative
      effect of change in accounting principle                    11,442         363       1,217        (986)     (3,909)
Extraordinary loss, net of income tax (7)                         (6,810)          -           -           -           -
Cumulative effect of change in accounting principle,
      net of income tax (8)                                            -           -      (1,067)          -           -

Net income (loss)                                               $  4,632     $   363     $   150    $   (986)   $ (3,909)

Earnings (loss) per share (7)(8)(9)
      Basic                                                     $   0.32     $  0.03     $  0.02    $  (0.27)   $  (1.09)
      Diluted                                                   $   0.32     $  0.03     $  0.02    $  (0.27)   $  (1.09)
Weighted average shares outstanding (9)
      Basic                                                   14,445,401  10,419,021   6,226,220   3,600,000   3,600,000
      Diluted                                                 14,688,800  10,573,261   6,226,220   3,600,000   3,600,000
Cash dividend declared per share (10)                                                    $  2.60

Store Data:
Number of stores open (at fiscal year end)                            26          21          18          14          11
Comparable store sales increase (11)(12)                             0.2%       10.2%        8.4%        4.8%        1.3%
Average net sales per store (13)                                  20,796      21,142      19,524      16,716      16,250
Total gross square footage (at fiscal year end)                2,240,447   1,822,696   1,553,866   1,181,559     779,827
Avg. gross square footage per store (at fiscal
      year end) (14)                                              86,171      86,795      86,326      84,397      70,893
Net sales per gross square foot (15)                            $    240     $   245     $   231     $   229     $   246
Net sales per selling square foot (16)                          $    302     $   308     $   292     $   287     $   307

Other Operating Data:
Capital expenditures                                            $ 37,252     $20,413     $24,318     $21,077     $14,758
Depreciation and amortization of non-financing intangibles      $ 13,749     $11,504     $10,671     $ 6,984     $ 4,791

                                                                                     Fiscal Year (1)

Selected Financial Data, continued                                2001         2000        1999        1998        1997

                                                           (dollars in thousands, except per share and square footage data)
Balance Sheet Data:
Net working capital (17)                                        $ 52,139     $ 47,903    $ 45,907    $ 42,580    $ 31,974
Total assets                                                    $275,740     $201,089    $174,800    $138,160    $ 98,759
Total long term-debt and capital lease obligations              $  5,932     $ 75,995    $ 70,077    $  1,270    $  1,649
Total shareholders' equity                                      $187,221     $ 69,039    $ 66,914    $  9,664    $ 10,650
(1)	Our fiscal year ends the Saturday closest to January 31 and usually consists of 52 weeks. However, every five or six years our fiscal year consists of 53 weeks. Fiscal 2000 included 53 weeks.
(2)	Gross profit is the difference between net sales and the cost of net sales. Cost of sales includes buying, occupancy and distribution costs.
(3)	Selling, general and administrative expenses include goodwill amortization of $783,000 in 2001, $783,000 in 2000, $808,000 in 1999, $772,000 in 1998 and $728,000 in 1997 and include store preopening costs such as store payroll, grand opening event marketing, travel, supplies and other store costs.
(4)	Prior to the recapitalization in fiscal 1999, The Limited charged us for services they provided, including tax, treasury, legal, audit, leasing, risk management, benefit administration and other services. If these charges were not specifically identified, we charged them as a corporate allocation from The Limited. Costs charged to us by The Limited may be different from the costs we may have incurred had we provided these services ourselves or obtained them from third parties.
(5)	Costs of recapitalization represent expenses incurred in connection with our recapitalization in fiscal 1999.
(6)	Interest expense includes interest, amortization of financing intangibles, net of interest income.
(7)	We incurred an extraordinary loss of $5.2 million, net of taxes, related to the expense of the remaining discount and deferred financing costs that resulted from extinguishing the subordinated and junior subordinated debt. In addition, we expensed the remaining deferred financing costs of $1.6 million, net of taxes, associated with the previous revolving credit facility. Earnings per share in fiscal 2001 before the extraordinary loss was $0.79 per share, basic and $0.78 per share, diluted.
(8)	Effective January 31, 1999, we changed our method of accounting for store pre-opening costs to conform with the American Institute of Certified Public Accountant’s Statement of Position 98-5, which required companies to expense these store pre-opening costs as incurred. Earnings per share in fiscal 1999 before the cumulative effect of change in accounting principle was $0.19 per share (basic and diluted).
(9)	Share data for fiscal 1997, 1998 and 1999 reflect a 1999 stock dividend effected in the form of a stock split (35,999:1).
(10)	In connection with the 1999 recapitalization, we paid a $9,344,000 special dividend to a wholly owned subsidiary of The Limited.
(11)	A store is not included in comparable store sales until its 14th month of operation. In October 1998, we relocated a single freestanding store in Castleton, Indiana to a larger two story mall store. We have not included this relocated store in the comparable store sales calculation until its 14th month of operation. If we had included the sales of the relocated store in comparable store sales, the comparable store sales would have been higher for fiscals 1998 and 1999.
(12)	Comparable store sales increased 8.8% for the first 52 weeks of fiscal 2000.
(13)	Average net sales per store is calculated by dividing net sales for store open the entire period by the number of stores open the entire period.
(14)	Average gross square footage per store is calculated by dividing total gross square footage at period end by the number of stores open at period end.
(15)	Net sales per square foot is calculated by dividing net sales for stores open the entire period by the total gross square feet for those stores.
(16)	Net sales per selling square foot is calculated by dividing net sales for stores open the entire period by the total square selling feet of those stores.
(17)	Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding accounts payable to The Limited and the current portion of long term debt).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Annual Report.

Business Overview
We are a rapidly growing specialty retailer that offers a broad range of products appealing to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. A typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty five foot high interior atrium, metal appointments and interactive and entertaining elements, such as the signature rock climbing wall. We currently operate 28 stores in 14 states, including two stores opened during the first quarter of fiscal 2002.

Critical Accounting Policies
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the retail industry. We believe that the following represent the more critical accounting policies used in the preparation of our consolidated financial statements.

Revenue recognition: We recognize retail sales upon the purchase of the merchandise by our customers, net of returns and allowances, which are based on estimates determined using historical customer returns experience. We use gift cards and store credits, the revenue of which is recognized upon redemption by the customer. We recognize markdowns associated with our preferred customer programs upon redemption in conjunction with a qualifying purchase.

Inventories: We state inventories at the lower of cost or market, on a first-in, first-out basis, utilizing the retail method. We make certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market.

Property and Equipment: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.

Initial Public Offering
We consummated our initial public offering on July 2, 2001. In the offering, we sold 6,500,000 shares of our common stock for $19.00 per share, and received approximately $112.0 million in net proceeds. Effective immediately prior to the closing of the offering, we amended and restated our articles of incorporation so that shares of our capital stock previously designated as Class A common stock or Class B common stock automatically converted into the same number of shares of a single class of voting common stock, no par value, and securities previously convertible into Class A common stock or Class B common stock automatically became convertible into the same number of shares of our common stock.

Recapitalization
From July 1995 through August 31, 1999, we were a wholly owned subsidiary of The Limited. Under a transaction agreement dated as of May 3, 1999 and a modification agreement dated as of August 31, 1999, Freeman Spogli and The Limited entered into a transaction that resulted in a recapitalization of our company. This transaction did not create any goodwill on our consolidated financial statements.

Effect of Certain Non-Recurring Items
Our audited consolidated statements of operations include the following non-recurring items and events that affect comparability with other periods:

  Upon the closing of our initial public offering, we repaid all outstanding principal and accrued interest under our subordinated and junior subordinated notes. In connection therewith, we recorded an extraordinary loss of $5.2 million incurred on early extinguishment of debt in connection with expensing the remaining deferred financing costs ($1.2 million) and the remaining unamortized discount on the subordinated and junior subordinated notes ($6.6 million), net of income taxes of $2.6 million.

  During fiscal 2001, we recorded a charge of approximately $900,000 associated with termination costs for the former President and Chief Operating Officer.

  In fiscal 2001 and 2000, we recorded compensation expense of $165,000 and $50,000, respectively, relating to the issuance of stock options to management with an exercise price that was below fair value. We will record additional compensation expense relating thereto in fiscal 2002 and 2003 of $165,000 and $115,000, respectively.

  On May 3, 2001, we refinanced our revolving credit facility to provide for borrowings up to $160.0 million, of which $15.0 million is allocated for the issuance of standby and import letters of credit. In conjunction with the refinancing, we expensed the remaining deferred financing costs, net of income tax, of $1.6 million as an extraordinary loss on early extinguishment of debt relating to the former credit facility.

  In fiscal 2000, we wrote off our $4.6 million investment in MVP.com, Inc., a related party that has ceased operations, and $1.2 million of accounts receivable due from MVP.com. MVP.com voluntarily entered into an assignment for the benefit of creditors in February 2001, at which time management deemed the value of the investment to be permanently impaired and the accounts receivable to be uncollectible. During fiscal 2001, we recorded a bad debt recovery of approximately $600,000 related to MVP.com.

  In fiscal 2000, we recorded stock compensation expense of $430,000 associated with the sale of common stock at below fair value to members of management and a director.

  In connection with recruiting and hiring our chief executive officer, we incurred expenses of $855,000 for a signing bonus, recruiting costs and relocation expenses in fiscal 2000.

  In connection with the recapitalization of our Company, we incurred costs of $1.1 million in fiscal 1999.

  In connection with a change in accounting principle relating to store pre-opening costs, we recorded an expense, net of income taxes, of $1.1 million in fiscal 1999.

  We recorded corporate allocation expense from The Limited of $3.6 million in fiscal 1999.

Net Sales
Net sales consist of sales from comparable stores, new stores and non-comparable stores. A store is not included in comparable store sales until the start of its fourteenth month of operation. New store sales include sales from stores we opened in the current fiscal year. Non-comparable store sales include sales in the current fiscal year from our stores opened during the previous fiscal year before they have begun their fourteenth month of operation. In addition, our net sales in fiscal 2000 included sales we made at our merchandise cost to MVP.com.

Cost of Sales
Cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for our buying personnel, and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll (other than for our buying personnel), employment taxes, employee benefits, management information systems, marketing, insurance, legal, depreciation, amortization of non-financing intangibles, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies, and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in Plainfield, Indiana and, to a lesser extent, to our corporate personnel located in some of our markets. Depreciation and amortization of non-financing intangibles consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us, and amortization of goodwill that resulted from The Limited’s purchase of us in 1995.

Cost of Recapitalization
We incurred $1.1 million as an expense in fiscal 1999, which includes $749,000 paid to Freeman Spogli for an equity commitment fee relating to Freeman Spogli’s $50.0 million investment in us, and $336,000 paid to attorneys for transaction costs incurred in connection with our recapitalization.

Corporate Allocation from The Limited
Prior to our recapitalization in fiscal 1999, The Limited charged us for services they provided to us, including tax, treasury, legal, audit, leasing, risk management, benefit plan administration and other services. If these charges were specifically identified to us by The Limited, we recorded them as a selling, general and administrative expense. If these charges were not specifically identified by The Limited, we recorded them as a corporate allocation from The Limited. The Limited allocated to us costs of $3.6 million in fiscal 1999. Costs charged as a corporate allocation from The Limited may be different from the actual costs incurred by The Limited in providing those services. There were no corporate allocation charges from The Limited in fiscal 2001 or 2000 and there will be no future corporate allocations.

Interest Expense, net
Interest expense, net of interest income, primarily includes non cash pay-in-kind interest relating to our subordinated and junior subordinated notes, interest relating to our revolving credit facility and amortization of financing intangibles.

Cumulative Effect of Change in Accounting Principle
Effective January 31, 1999, we changed our method of accounting for store pre-opening costs to conform with the American Institute of Certified Public Accountant’s Statement of Position 98-5, which requires companies to expense these store pre-opening costs as incurred. The cumulative effect of this change resulted in an expense, net of income taxes, of $1.1 million in fiscal 1999.

Results of Operations
The following table sets forth our statement of operations data as a percent of net sales for the periods indicated:

                                                             Fiscal Year (1)

                                                       2001        2000        1999

Net sales                                             100.0%      100.0%      100.0%
Cost of sales, buying and occupancy                    70.0        70.0        71.2

Gross profit                                           30.0        30.0        28.8
Selling, general and administrative expenses           24.5        25.1        24.8
Corporate allocation from The Limited                     -           -         1.1
Costs of recapitalization                                 -           -         0.3

Operating income                                        5.5         4.9         2.5
Interest expense, net                                   1.4         3.3         1.6
Loss on investment in MVP.com                             -         1.1           -

Income before income tax expense
extraordinary loss and cumulative effect of
change in accounting principle                          4.1         0.5         0.9
Income tax expense                                      1.7         0.4         0.5

Income before extraordinary loss and
cumulative effect of change in accounting
principle                                               2.4         0.1         0.4
Extraordinary loss, net of income tax                  (1.4)          -           -
Cumulative effect of change in accounting
principle, net of income tax                              -           -        (0.3)

Net income                                              1.0%        0.1%        0.0%

(1) Due to rounding, columns may not add.

Fiscal Year 2001 (52 weeks) compared to Fiscal Year 2000 (53 weeks)

Extra Week in Fiscal 2000
Our fiscal year ends on the last Saturday closest to January 31 and generally results in a 52 week fiscal year. However, every five or six years, our fiscal year is 53 weeks. Fiscal 2000 included 53 weeks. For purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

Net Sales
Net sales increased by 14.4%, or $60.9 million to $482.5 million in fiscal 2001 from $421.7 in fiscal 2000. When comparing fiscal 2001 to the first fifty-two weeks of fiscal 2000, net sales increased by $45.8 million from five new stores opened during fiscal 2001, by $22.3 million from three stores opened during fiscal 2000 and by 0.2%, or $676,600 in comparable stores. These increases were offset by net sales of $5.1 million in the fifty-third week of fiscal 2000. The increase in comparable store sales in fiscal 2001 was primarily attributable to higher sales in athletic and casual footwear and apparel, team and family sports, golf, and fitness categories, largely offset by lower sales of cold weather related categories due to unseasonably warm weather in the fourth quarter. Fiscal 2000 net sales also includes $2.8 million in sales made to MVP.com, which did not recur in fiscal 2001.

Gross Profit
Gross profit, which is net sales less cost of sales, increased by 14.3%, or $18.1 million, to $144.6 million in fiscal 2001 from $126.5 million in fiscal 2000. Gross profit as a percentage of net sales was 30.0% in each of fiscal 2001 and fiscal 2000. Compared to fiscal 2000, gross profit was favorably impacted by lower product costs as a percentage of net sales and negatively impacted by higher markdowns.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 11.5%, or $12.1 million, to $118.1 million in fiscal 2001 from $105.9 million in fiscal 2000. Selling, general, and administrative expenses were 24.5% of net sales in fiscal 2001, compared to 25.1% in fiscal 2000. The decrease as a percentage of net sales was due primarily to lower costs associated with supplies, recruiting and payroll. Selling, general and administrative costs were also favorably impacted in fiscal 2001 by a bad debt recovery of approximately $600,000 related to MVP.com and adversely impacted by an accounting charge of approximately $900,000 associated with termination costs for the former President and Chief Operating Officer.

Operating Income
Operating income increased 29.2%, or $6.0 million, to $26.5 million in fiscal 2001 from $20.5 million in fiscal 2000. Operating income was 5.5% of net sales in fiscal 2001, compared with 4.9% in fiscal 2000. The increase was largely due to the increase in net sales and the decrease in selling, general and administrative costs as a percent of net sales.

Interest expense, net
Interest expense, net of income of $372,000, was $6.7 million in fiscal 2001. Interest expense primarily consisted of interest of $3.2 million on subordinated and junior subordinated notes, interest of $2.4 million related to our revolving credit facility and amortization of $1.1 million of financing intangibles.

Income Taxes
The effective income tax rate for fiscal 2001 and fiscal 2000 is greater than the statutory rate because a portion of both the interest on the subordinated and the junior subordinated notes and the amortization of goodwill are not deductible for income tax purposes. We extinguished the subordinated and junior subordinated notes on July 2, 2001, which eliminated the non-deductible interest expense relating to these notes for all subsequent periods.

Extraordinary Loss on Early Extinguishment of Debt
During the second quarter of fiscal 2001, we paid all the outstanding amounts due under our subordinated and junior subordinated notes. We incurred an extraordinary loss, net of income taxes, of $5.2 million, related to the write-off of the unamortized discount and the deferred financing cost associated with these notes. In addition, we refinanced our revolving credit facility during the first quarter of fiscal 2001 which resulted in a charge, net of income taxes, of $1.6 million related to the write-off of the remaining deferred financing costs associated with the prior revolving credit facility.

Net Income
As a result of the foregoing, net income increased by $4.3 million to $4.6 million in fiscal 2001 from $363,000 in fiscal 2000.

Fiscal Year 2000 (53 weeks) compared to Fiscal Year 1999 (52 weeks)

Extra Week in Fiscal 2000
Our fiscal year ends on the last Saturday closest to January 31 and generally results in a 52 week fiscal year. However, every five or six years, our fiscal year is 53 weeks. Fiscal 2000 included 53 weeks. For purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

Net Sales
Net sales increased by 28.5%, or $93.5 million, to $421.7 million in fiscal 2000 from $328.1 million in fiscal 1999. The increase resulted from new store sales of $38.3 million, an increase in comparable store sales of $32.7 million, and an increase of $19.7 million in sales associated with four stores opened during fiscal 1999. The increase also reflected sales of $2.8 million in sales made at our merchandise cost to MVP.com in fiscal 2000. We opened three new stores in fiscal 2000. Comparable store sales increased 8.8% when comparing the first fifty-two weeks of fiscal 2000 with fiscal 1999. The increase in comparable store sales was primarily attributable to higher sales in the outdoor apparel category, due in part to colder weather than the previous year. To a lesser extent, the increase was attributable to higher sales of women’s casual and athletic apparel, men’s casual apparel and golf apparel.

Gross Profit
Gross profit, which is net sales less cost of sales, increased by 34.0%, or $32.1 million, to $126.5 million in fiscal 2000 from $94.4 million in fiscal 1999. Gross profit was 30.0% of net sales in fiscal 2000 compared to 28.8% in fiscal 1999. The increase was due primarily to increased sales of apparel items, which historically have higher margins than our average, and to a lesser extent by lower markdowns in fiscal 2000 compared to fiscal 1999.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 30.2%, or $24.6 million, to $105.9 million in fiscal 2000 from $81.4 million in fiscal 1999. Selling, general and administrative expenses were 25.1% of net sales in fiscal 2000, compared to 24.8% in fiscal 1999. The majority of the increase was due to higher payroll and related employee benefits resulting from additional stores, an increase in performance bonuses resulting from strong fiscal 2000 results, and expenses relating to a loss on disposal of equipment as we upgraded our store and warehouse systems during fiscal 2001. Selling, general and administrative expenses also include a $1.2 million write off of accounts receivable from MVP.com, $855,000 related to the recruiting and hiring of our chief executive officer, and $480,000 related to the sale of shares and the issuance of stock options to management and a director at prices below fair value.

Operating Income
Operating income increased by 146.9%, or $12.2 million, to $20.5 million in fiscal 2000 from $8.3 million in fiscal 1999. Operating income was 4.9% of net sales in fiscal 2000, compared with 2.5% in fiscal 1999. The increase in operating income margin was due primarily to increases in comparable store sales and improvements in gross margin in fiscal 2000, as well as the impact in fiscal 1999 of the non-recurring costs of recapitalization and the corporate allocation from The Limited, Inc.

Interest Expense, net
Interest expense, net of interest income of $174,000, was $13.9 million in fiscal 2000. Interest expense primarily consisted of non-cash pay-in-kind interest of $6.9 million on subordinated and junior subordinated notes, interest of $4.4 million related to the revolving credit facility and amortization of $2.1 million of financing intangibles.

Loss on Investment in MVP.com
In fiscal 2000, the Company wrote off its $4.6 million investment in MVP.com.

Income Taxes
The effective income tax rate for fiscal 2000 and fiscal 1999 was greater than the statutory rate because a portion of the interest on our subordinated and junior subordinated notes and the amortization of goodwill were not deductible for income tax purposes.

Net Income
As a result of the foregoing, net income increased by $213,000 to $363,000 in fiscal 2000 from $150,000 in fiscal 1999.

Liquidity and Capital Resources
Our primary liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For fiscal 2001, these capital and liquidity requirements were primarily funded by the proceeds of our initial public offering and by net cash provided by operating activities.

Net cash provided by operating activities was $24.8 million for fiscal 2001 compared to $17.8 million for fiscal 2000. The increase from fiscal 2000 was due primarily to (a) higher net income before extraordinary items (loss on early extinguishment of debt) and (b) deferred income taxes, which was due to book to tax timing differences of interest associated with the subordinated notes, changes in deferred rent and book to tax timing differences related to fixed assets.

Net cash used in investing activities was $27.9 million for fiscal 2001 compared to $16.0 for the same period last year. The increase was due to capital expenditures associated with the addition of five new stores in fiscal 2001 compared to three in fiscal 2000.

Net cash provided by financing activities was $36.2 million for fiscal 2001 compared to net cash used in investing activities of $754,000 in fiscal 2000. The increase was due primarily to the sale of 6.5 million shares of common stock in an initial public offering for net proceeds to us of approximately $112 million. We used $62.8 million to extinguish the subordinated and junior subordinated notes, including related accrued interest and unamortized discount. We used $48.0 million to repay the outstanding borrowings under our revolving credit facility at the time of the offering. We invested the remaining proceeds in cash equivalents.

On May 3, 2001, we entered into a revolving credit facility agreement with a syndicate led by JP Morgan Chase & Co., as administrative agent, which matures on May 3, 2004. The revolving credit facility allows for borrowings of up to $160.0 million, a portion of which may be used to issue letters of credit. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest which varies depending on the ratio of our average outstanding debt to cash flow. We pay an annual commitment fee on the unused portions of the revolving credit facility in an amount equal to 0.50% of the unused amounts. There were no outstanding borrowings under the revolving credit facility as of April 1, 2002.

The revolving credit facility contains financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens, and restrict the amount of capital expenditures that we may incur. The revolving credit facility also restricts our ability to engage in mergers or acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in substantially all of our assets. Our sole subsidiary has guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

Also, on May 25, 2001, we entered into a $6.0 million line of credit agreement to finance the construction of a new store building in Rochester, New York. Advances under the line of credit agreement are secured by the building, and the agreement requires monthly payment of interest under several interest rate options, with a rate on April 1, 2002 of 3.81%. Outstanding advances as of April 1, 2002 were $5.6 million. All unpaid principal and interest is due May 1, 2003.

We also have an outstanding construction loan on our store in Buffalo, New York of $5.3 million. The loan is secured by a mortgage on the store building and originally came due on April 1, 2002. On April 1, 2002, we entered into an agreement with the lender to extend the Buffalo construction loan due date by three months to July 1, 2002. The interest rate on this facility is 30 day LIBOR plus 1.6%.

To retire these and future construction loans, we may seek alternative financing transactions, which might include sale-leaseback transactions under which we sell our ownership interests in the store building and land, and enter into a lease covering both the land and the building, or we may seek to do longer term mortgage financing on the building, to which our lenders must consent. We may also choose to borrow amounts under our existing credit facility to retire these construction loans.

Our net working capital at February 2, 2002 was $52.1 million, compared to $47.9 at the end of the prior fiscal year. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long term debt). The increase in working capital resulted primarily from an increase in merchandise inventories related to new stores, and from deferred income taxes and other current assets, which includes supply inventory, prepaid expenses and real estate escrows of insurance and property taxes.

Our typical new store, if leased with a landlord construction contribution adequate to cover the building, requires capital expenditures between $4.0 to $5.0 million for interior finish and fixtures, and an inventory investment between $3.0 to $4.0 million, net of vendor payables. Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages approximately $600,000 and is expensed as incurred.

Our future capital requirements will depend primarily on the number of new stores that we open and the timing of those openings within a given year. For fiscal 2002, we currently estimate our total capital expenditures to range between $60 to $65 million, net of agreed-upon landlord construction contributions. In addition to this capital expenditures estimate, we currently anticipate approximately $5.0 to $6.0 million of non-capitalizable pre-opening costs for new stores. The capital expenditures estimate contemplates $55 to $59 million for nine new stores that we intend to open during fiscal 2002, including the two stores we opened in March and April 2002, which includes an estimated increase in construction-in-progress disbursements for anticipated fiscal 2003 openings and which also reflects the fact that one of our planned nine store openings for fiscal 2002 does not have any landlord construction contribution. Potential store locations that we seek to develop in the future may not have landlord construction contributions available. The expected capital expenditures estimate for fiscal 2002 also includes approximately $5.0 to $6.0 million for remodeling and maintenance relating to our existing stores, technology upgrades and corporate capital expenditures. We believe that developer or real estate investment company financing, longer term mortgage financing, cash flows from operations and funds available under our revolving credit facility will be sufficient to satisfy our current capital requirements for the next 12 months.

New Accounting Pronouncements
On February 4, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Our policy is not to use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases and sales. Management reviewed the requirements of SFAS No. 133, as amended, and determined that we do not have any free-standing or embedded derivatives.

On February 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. We are also required to complete an initial goodwill impairment assessment in the year of adoption and at least annually thereafter. Annual goodwill amortization of $783,000 ceased upon adoption. We have determined that no impairment charge will result from the adoption of SFAS No. 142.

During June 2001, the Financial Accounting Standards Board issues SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for us beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting or obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for us beginning February 3, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated by reference in this Form 10-K constitute forward-looking statements, which reflect our management’s current view of future events and financial performance. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including competitive changes in conditions in the retail industry, changes in consumer confidence and spending, interest rates, bankruptcy filings, credit markets and general United States economic conditions and normal business uncertainty. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

If we are unable to successfully implement our growth strategies or manage our growing business, our future operating results will suffer.
Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions, hire competent personnel, and open and operate new stores. Failure to do so could impair our ability to successfully implement our growth strategy and our future operating results. In particular, we must locate attractive store sites in malls, lifestyle centers, which are large open-air complexes comprised of retailers, restaurants, movie theatres and interactive entertainment facilities, and power strip centers, which are large, open air shopping centers primarily comprised of large tenants with stores greater than 20,000 square feet, because the developer financing that we believe is often available in malls, lifestyle centers and power strip centers is a very important element of our new store growth plan. If we fail to locate desirable mall, lifestyle center and power strip center sites or we are unable to secure developer financing, we will not be able to open new stores as planned and our sales growth and operating results will suffer. In addition, if we do not locate desirable sites with access to financing, we may seek to grow by obtaining alternative sources of financing, including construction financing, sale-leaseback transactions, long-term mortgages and borrowings under our credit facility. If market conditions are not favorable, we may not be able to obtain such alternative financing on desirable terms, if at all, which may increase our costs, cause us to limit the number of new store openings and impair our future operating results.

In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges, including competition among our stores, diminished novelty of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.
In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue and profitably will decline.

Our results achieved by our relatively small store base and prior to our recapitalization may not be indicative of our future operating results.
We currently operate 28 stores and have a limited history of opening and operating new stores, particularly in malls and lifestyle centers. We opened our first mall store in October 1998. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved by a larger number of stores. If any new stores are unprofitable or any existing store experiences a decline in profitability, the effect on our results of operations could be more significant than if we had a larger store base. In addition, as we continue to increase our store base and seek to implement our growth strategies, our comparable store sales may vary from period to period. The comparable store sales we have achieved to date may not be indicative of our comparable store sales growth in the future.

Our results of operations may be harmed by unseasonably warm winter weather conditions.
Many of our stores are located in geographic areas that experience seasonably cold winters. We sell a significant amount of winter outdoor and sports merchandise. Winter outerwear, rugged footwear and ski equipment represented approximately 14.5% of our sales in fiscal 2001. Abnormally warm weather conditions could reduce our sales of these items and cause us to have significant excess inventory, which would lower our profitability.

Our inability to anticipate changes in consumer demands and preferences in a timely manner could reduce our sales.
Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. If we misjudge the market for our products, our sales may decline significantly and we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

Our operating results are subject to seasonal fluctuations, which could cause the market price of our common stock to decline.
We experience substantial seasonal fluctuations in our sales and operating results. In fiscal 2001, we generated 36.2% of our annual sales and 80.7% of our operating income in our fourth fiscal quarter, which includes the Christmas holiday and the peak winter ski season months of November, December and January. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing. If, for any reason, we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our sales could decline resulting in significant excess inventory and a significant shortfall in expected fourth quarter sales, which could cause our annual operating results to suffer and our stock price to decline significantly.

We rely on a single distribution center and if there is a natural disaster or other serious disruption at the facility, we may lose merchandise and be unable to deliver it effectively to our stores.
We rely on a single distribution center in Plainfield, Indiana. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a significant portion of our inventory and could impair our ability to adequately stock our stores and reduce our sales and profitability.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our revenue and profitability.
We face competition in the markets in which we operate. Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we do not compete successfully, our operating results will suffer.

We may incur costs from litigation or increased regulation relating to the firearms we sell.
Sales of firearms represented approximately 2.8% of our sales in fiscal 2001. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In the last four years, we were subject to one claim from a private party, which we settled, relating to our alleged failure to properly perform a background check. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.
Our performance depends largely on the efforts and abilities of our senior management, who have worked together for a relatively short time. We do not have employment agreements with any of our key executives other than with Robert B. Mang, our chief executive officer and chairman of our company and with C. David Zoba, our executive vice president and general counsel. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. Our expansion strategy will depend on our ability to hire capable store managers and other store level personnel. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.

If any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.
For fiscal 2001, our largest vendor, Nike, Inc., represented 7.9% of our purchases, and our second largest vendor, Columbia Sportswear Company, represented 6.6% of our purchases. Our twenty largest vendors collectively accounted for 35.4% of our total purchases. The loss of any key vendor or key vendor support could limit our ability to provide products that our customers want to purchase. In addition, we believe many of our vendors source their products from China, Taiwan and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

We have upgraded and plan to continue to upgrade our management information systems; failure to successfully implement and install new systems could cause interruptions to our business and impair our future growth.
We need quality and scalable management information systems to efficiently operate our stores and to successfully implement our new store growth strategy. Our systems include integrated merchandising, point of sale, warehouse and financial systems. We have recently replaced and are in the process of replacing many of our key information systems. If we experience problems with our new systems, we may incur significant costs and interruptions to our business, which could adversely affect our operations. In July 2001, we replaced our financial software system with a financial package from PeopleSoft, Inc. that includes general ledger, accounts payable, fixed assets and expense control functions, among others. We installed a new warehouse management system from Retek, Inc. in January 2001. During 2002, we plan to install an inventory and merchandise management system provided by JDA, as well as sales audit and loss prevention systems from Datavantage. Failure to smoothly transition to the new software could impair our ability to track key financial and inventory information and manage our costs.

The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.
The terms of our revolving credit facility impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur indebtedness and make capital expenditures. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us. In addition, our revolving credit facility is secured by a first priority security interest in substantially all of our assets. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our shareholders.

We will be controlled by Freeman Spogli and The Limited as long as they collectively own a majority of our common stock, and they may make decisions with which other shareholders disagree.
As of February 2, 2002, FS Equity Partners IV, L.P., a fund managed by Freeman Spogli & Co. LLC which we refer to as Freeman Spogli, and The Limited collectively owned approximately 57.8% of the outstanding shares of our common stock. As a result, Freeman Spogli and The Limited together control all matters affecting us, including the election of the directors and other major decisions that may be put to a vote of our shareholders.

In addition, conflicts of interest may arise in areas relating to their continued collective controlling interest in us. We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with unaffiliated parties. These conflicts may include the structure and timing of transfers by Freeman

Spogli and/or The Limited of all or any portion of its ownership interest in us, and the ability of Freeman Spogli and The Limited to control our management and affairs.

The actual or potential sale by Freeman Spogli and/or The Limited of their holdings of our stock could cause the market price of our stock to decline significantly.
As of February 2, 2002, Freeman Spogli owned 5,694,500 shares of our common stock, and The Limited owned 4,150,500 shares of our common stock and had a currently exercisable warrant to purchase 1,350,000 additional shares of our common stock. Neither Freeman Spogli nor The Limited is contractually prohibited from transferring our common stock to an unaffiliated third party. The significant increase in the volume of our freely tradable shares upon the sale by Freeman Spogli or The Limited of a large interest in us could cause the market price of our stock to decline significantly.

Provisions in our Second Amended and Restated Articles of Incorporation, Second Amended and Restated Bylaws and Indiana law may delay or prevent an acquisition of us by a third party.
Our second amended and restated articles of incorporation, our second amended and restated bylaws and Indiana law contain provisions that make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. Accordingly, these provisions could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our construction loans which are benchmarked to U.S. and European short-term variable rates. The aggregate balances outstanding under our revolving credit facility and our construction loans as of February 2, 2002 and February 3, 2001 totaled $10.9 million and $25.2 million, respectively. As of April 1, 2002, the aggregate balances outstanding under our revolving credit facility and our construction loans totaled $10.9 million. The impact on our annual results of operations of a one percentage point change in the interest rate would not be significant.

Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed hereunder are set forth on pages 29 through 50 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
The following documents are filed as part of this Report:

(a)	The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 29 of this Report.

(b)	The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

(c)	Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 54.

(d)	Consolidated financial statement schedule included herein at page 52.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Pages
Independent Auditors' Report                                                   30

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001        31

Consolidated Statements of Operations for the Fiscal Years Ended
February 2, 2002, February 3, 2001 and January 29, 2000                        32

Consolidated Statements of Shareholders’ Equity for the Fiscal
Years Ended February 2, 2002, February 3, 2001 and January 29, 2000            33

Consolidated Statements of Cash Flows for the Fiscal Years Ended
February 2, 2002, February 3, 2001 and January 29, 2000                        34

Notes to Consolidated Financial Statements for the Fiscal Years Ended
February 2, 2002, February 3, 2001 and January 29, 2000                     35-50

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Galyan's Trading Company, Inc.
Plainfield, Indiana

We have audited the accompanying consolidated balance sheets of Galyan’s Trading Company, Inc. and its subsidiary (the “Company”) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 2, 2002 and February 3, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 31, 1999, the Company changed its method of accounting for store pre-opening costs.

Indianapolis, Indiana
March 15, 2002

Galyan's Trading Company, Inc.

Consolidated Balance Sheets                                                                         Fiscal Year

(As of February 2, 2002 and February 3, 2001)
(dollars in thousands, except share data)                                                      2001               2000

Assets
Current Assets:
    Cash and cash equivalents                                                                $ 36,770           $  3,756
    Receivables, net                                                                            3,219              3,963
    Merchandise inventories                                                                   111,815             91,495
    Deferred income taxes                                                                       2,172              1,375
    Other current assets                                                                        6,619              3,401

        Total current assets                                                                  160,595            103,990
Property and equipment, net                                                                    94,572             70,568
Deferred income taxes                                                                             718              2,773
Goodwill, net                                                                                  18,334             19,117
Other assets, net                                                                               1,521              4,641

        Total assets                                                                         $275,740           $201,089

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                                         $ 39,248           $ 20,852
    Accrued expenses                                                                           32,438             31,479
    Current portion of long-term debt                                                           5,368                136

        Total current liabilities                                                              77,054             52,467
Long-term liabilities:
    Debt, net of current portion                                                                5,932             25,529
    Subordinated debt                                                                               -             50,466
    Other long-term liabilities                                                                 5,533              3,588

        Total long-term liabilities                                                            11,465             79,583

Commitments and contingencies                                                                       -                  -

Shareholders' equity:
    Preferred stock, no par value
        5,000,000 shares authorized (2001); no shares issued or outstanding                         -                  -
        2,000,000 shares authorized (2000); no shares issued or outstanding                         -                  -
    Common stock and paid-in capital, no par value
        50,000,000 shares authorized, 17,033,708 shares issued and outstanding                191,134                  -
    Class A voting common stock and paid in capital, no par value
        20,000,000 shares authorized, 9,763,707 shares issued and outstanding                       -             70,596
    Class B non-voting common stock, no par value
        1,350,000 shares authorized, no shares issued and outstanding                               -                  -
    Notes receivable from shareholders                                                         (1,451)            (1,491)
    Unearned compensation                                                                        (280)              (445)
    Warrants                                                                                    1,461              8,654
    Accumulated deficit                                                                        (3,643)            (8,275)

        Total shareholders' equity                                                            187,221             69,039

        Total liabilities and shareholders' equity                                           $275,740           $201,089

The accompanying notes are an integral part of these consolidated financial statements.

Galyan's Trading Company, Inc.

Consolidated Statements of Operations                                                                      Fiscal Year

(For the Fiscal Years Ended February 2, 2002 and February 3, 2001 and January 29, 2000)
(dollars in thousands, except per share data)                                                    2001           2000           1999

Net sales                                                                                      $482,528       $421,662       $328,121
Cost of sales                                                                                   337,953        295,211        233,750

Gross profit                                                                                    144,575        126,451         94,371
Selling, general and administrative expenses                                                    118,070        105,935         81,377
Corporate allocation from The Limited, Inc.                                                           -              -          3,600
Costs of recapitalization                                                                             -              -          1,085

Operating income                                                                                 26,505         20,516          8,309
Interest expense                                                                                  7,095         14,065          5,602
Loss on investment in MVP.com                                                                         -          4,621              -
Interest income                                                                                    (372)          (174)          (218)

Income before income tax expense, extraordinary item and cumulative effect of change in
  accounting principle                                                                           19,782          2,004          2,925
Income tax expense                                                                                8,340          1,641          1,708

Income before extraordinary item and cumulative effect of change in accounting principle         11,442            363          1,217
Extraordinary loss on early extinguishment of debt (net of income tax benefit of $3,625)         (6,810)             -              -
Cumulative effect of change in accounting principle (net of income tax benefit of $711)               -              -         (1,067)

Net income                                                                                     $  4,632       $    363       $    150

Basic earnings per share:
    Earnings per share before extraordinary item and cumulative effect of change in
      accounting principle                                                                     $   0.79       $   0.03       $   0.19
    Per share extraordinary loss                                                                  (0.47)             -              -
    Per share cumulative effect of change in accounting principle                                     -              -          (0.17)

Basic earnings per share                                                                       $   0.32       $   0.03       $   0.02

Diluted earnings per share:
    Earnings per share before extraordinary item and cumulative effect of change in
      accounting principle                                                                     $   0.78       $   0.03       $   0.19
    Per share extraordinary loss                                                                  (0.46)             -              -
    Per share cumulative effect of change in accounting principle                                     -              -          (0.17)

Diluted earnings per share                                                                     $   0.32       $   0.03       $   0.02

The accompanying notes are an integral part of these consolidated financial statements.

Galyan's Trading Company, Inc.

Consolidated Statements of Shareholders' Equity

(For the Fiscal Years Ended February 2, 2002 and February 3, 2001 and January 29, 2000)
(dollars in thousands, except share data)

                                                         Common Stock          Notes
                                                    ----------------------   Receivable
                                                                  Paid-in       from       Unearned              Accumulated
                                                     Shares       Capital   Shareholders Compensation  Warrants    Deficit      Total

Balance, January 30, 1999                           3,600,000     $ 18,452     $     -       $   -      $     -    $(8,788)   $  9,664

Dividend in the form of a stock warrant                     -       (1,461)          -           -        1,461          -           -
Cash dividend paid                                          -       (9,344)          -           -            -          -      (9,344)
Issuance of common stock,
    net of issuance costs of $1,023                 6,069,544       59,673      (1,431)          -            -          -      58,242
Issuance of stock warrants                                  -            -           -           -        7,193          -       7,193
Services contributed from The Limited, Inc.                 -          357           -           -            -          -         357
Forgiveness of amounts due to The Limited, Inc.             -          652           -           -            -          -         652
Net income                                                  -            -           -           -            -        150         150

Balance, January 29, 2000                           9,669,544       68,329      (1,431)          -        8,654     (8,638)     66,914

Issuance of common stock                              109,663        1,527        (415)          -            -          -       1,112
Repurchase of common stock                            (15,500)        (157)         55           -            -          -        (102)
Issuance of stock options                                   -          495           -        (495)           -          -           -
Stock compensation expense                                  -            -           -          50            -          -          50
Payments on notes receivable from shareholders              -            -         300           -            -          -         300
Services contributed from The Limited, Inc.                 -          402           -           -            -          -         402
Net income                                                  -            -           -           -            -        363         363

Balance, February 3, 2001                           9,763,707       70,596      (1,491)       (445)       8,654     (8,275)     69,039

Issuance of common stock,
    net of issuance costs of $11,548                7,270,001      112,797        (285)          -            -          -     112,512
Exercise of stock warrants                                  -        7,200           -           -       (7,193)         -           7
Stock compensation expense                                  -            -           -         165            -          -         165
Payments on notes receivable from shareholders              -            -         325           -            -          -         325
Service contributed from The Limited, Inc.                  -          541           -           -            -          -         541
Net income                                                  -            -           -           -            -      4,632       4,632

Balance, February 2, 2002                          17,033,708     $191,134     $(1,451)      $(280)     $ 1,461    $(3,643)   $187,221

The accompanying notes are an integral part of these consolidated financial statements.

Galyan's Trading Company, Inc.

Consolidated Statements of Cash Flows                                                                   Fiscal Year

(For the Fiscal Years Ended February 2, 2002 and February 3, 2001 and January 29, 2000)
(dollars in thousands)                                                                       2001           2000           1999

Cash flows from operating activities:
    Net income                                                                             $  4,632       $    363       $    150
    Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                        13,749         11,504         10,671
        Amortization of financing intangible and discount on subordinated notes to FS         1,222          2,491          1,006
        Cumulative effect of change in accounting principle                                       -              -          1,778
        Loss on early extinguishment of debt                                                 10,435              -              -
        Loss on investment in MVP.com                                                             -          4,621              -
        Deferred income taxes                                                                 1,258         (4,630)            97
        Interest converted to subordinated debt                                               3,647          6,649            531
        Loss on disposal of property and equipment                                              282          1,155              -
        Deferred rent and other non-cash expense                                              2,651          2,753          1,292
        Changes in certain assets and liabilities:
            Accounts receivable                                                                 744         (3,333)          (446)
            Merchandise inventories                                                         (20,320)       (17,971)       (12,548)
            Other assets                                                                     (3,574)          (561)        (1,105)
            Accounts payable and accrued expenses                                            10,046         14,783          7,761

                Net cash provided by operating activities                                    24,772         17,824          9,187
Cash flows from investing activities:
    Capital expenditures                                                                    (37,252)       (20,413)       (24,318)
    Increase in accounts payable for capital expenditures                                     9,309          4,437            616
    Investment in MVP.com                                                                         -              -         (4,465)

                Net cash used in investing activities                                       (27,943)       (15,976)       (28,167)
Cash flows from financing activities:
    Net (payments) borrowings from revolving line of credit                                 (19,950)        (3,900)        23,850
    Proceeds from long-term debt                                                              5,650          3,423          2,012
    Principal payments on long-term debt                                                    (60,892)        (1,157)           (82)
    Payments on notes receivable from shareholders                                              325            300              -
    Issuance of subordinated notes to FS                                                          -              -         30,000
    Borrowings on note payable to FS                                                              -              -          4,000
    Payments of note payable to FS                                                                -              -         (4,000)
    Decrease of accounts payable to The Limited, Inc., net                                        -              -        (78,063)
    Proceeds from sale of common stock                                                      124,067            682         58,242
    Dividends                                                                                     -              -         (9,344)
    Payments of financing costs                                                              (1,467)             -         (7,384)
    Transaction costs for initial public offering                                           (11,548)             -              -
    Repurchase of common stock                                                                    -           (102)             -

                Net cash provided by (used in) financing activities                          36,185           (754)        19,231

Net increase in cash                                                                         33,014          1,094            251
Cash and cash equivalents, beginning of year                                                  3,756          2,662          2,411

Cash and cash equivalents, end of year                                                     $ 36,770       $  3,756       $  2,662

The accompanying notes are an integral part of these consolidated financial statements.

GALYAN'S TRADING COMPANY, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

Organization and Summary of Significant Accounting Policies

1. Organization
Galyan’s Trading Company, Inc. (the “Company”), an Indiana corporation, is a specialty retailer with 26 stores in 14 states that offers a broad range of products that appeal to consumers with active lifestyles. On July 2, 2001, the Company completed an initial public offering of 6.5 million shares of common stock at $19.00 per share. The Company received approximately $112.0 million in net proceeds from the offering. Prior to the initial public offering, the Company’s shareholders were FS Equity Partners IV, L.P. (“FS”), a fund managed by Freeman Spogli & Co. LLC; G Trademark, Inc. (“G Trademark”), a wholly owned subsidiary of The Limited, Inc. (“The Limited”); Benchmark Capital Partners IV, L.P. (“Benchmark”); management and a director. From July 1995 until August 1999, the Company was a wholly owned subsidiary of The Limited.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 are referred to as fiscal 2001, 2000 and 1999, respectively. Fiscal 2000 includes 53 weeks. Fiscal 2001 and 1999 include 52 weeks.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Galyan’s Nevada, Inc. (“Nevada”). Nevada was incorporated during fiscal 2000 to centralize the ownership, management and protection of all intellectual property of the Company. All significant intercompany accounts and transactions have been eliminated.

In July 1999, G Trademark contributed certain assets to the Company, consisting primarily of trademarks and amounts due from the Company for royalties. G Trademark was incorporated as an intangible holding company and received royalties from the Company for its use of trademarks. The transaction was treated in a manner similar to a pooling of interests. As such, all assets and liabilities contributed were transferred at historical cost and all operations were combined.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories
Merchandise inventories are stated at the lower of cost or market, on a first-in, first-out basis, utilizing the retail method.

Property and Equipment
Property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from 10 to 30 years for buildings and leasehold improvements and 4 to 10 years for furniture, fixtures and store equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Routine repairs and maintenance are charged to expense as incurred. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income.

Goodwill
Goodwill is amortized on a straight-line basis over 30 years. Amortization expense of goodwill for fiscal 2001, 2000, and 1999 was $783,000, $783,000 and $808,000, respectively.

Other Assets
Other assets include deferred financing costs that are being amortized over the terms of the related debt agreements, which range from 2 to 3 years.

Long-lived Assets
Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows. No impairment charges have been recorded.

Revenue Recognition
The Company recognizes retail sales upon the purchase of merchandise by the customer, net of returns and allowances, which are based upon historical customer returns experience. Markdowns associated with the preferred customer programs are recognized upon redemption in conjunction with a qualifying purchase. Revenue from the sale of gift cards and store credits is recognized upon redemption of the gift cards or store credits by the customer. Revenue from layaway sales is recognized upon receipt of final payment from the customer. As of February 2, 2002, the Company no longer permits customers to use layaway sales to purchase merchandise.

Cost of Sales
Cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for buying personnel, and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

Advertising Expense
Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Advertising expense, net of vendor reimbursement, for fiscal 2001, 2000 and 1999 was $12.2 million, $9.7 million and $7.3 million respectively.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. Basic and diluted earnings per share for fiscal 2000 and 1999 included 720,000 warrants, which were exercisable for nominal cash consideration. The following table presents a reconciliation of the Company’s basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share:

                                         Fiscal Year

                               2001         2000         1999

Basic earnings per share:
  Weighted average
    common shares           14,445,401   10,419,021    6,226,220

Diluted earnings per share:
  Weighted average
    common shares           14,445,401   10,419,021    6,226,220
  Dilutive effect of stock
    options and warrants       243,399      154,240            -

Weighted average common
  and incremental shares    14,688,800   10,573,261    6,226,220

Options to purchase 773,500, 492,500 and 405,500 shares of common stock were outstanding at the end of fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted shares because the options’ exercise prices were greater than the fair value. In addition, a warrant to purchase 1,350,000 shares of Class B common stock was outstanding at the end of fiscal 2001, 2000 and 1999, but was not included in the computation of diluted shares because the warrant’s exercise price was greater than fair value.

Segment Information
The Company is a specialty retailer with 26 stores that offers a broad range of products that appeal to consumers with active lifestyles. Given the economic characteristics of the store formats, the similar nature of the products sold, and the type of customer and method of distribution, the operations of the Company are aggregated into one reportable segment.

Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Change in Accounting Principle
Effective January 31, 1999, the Company changed its method of accounting for store pre-opening costs in conformity with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 98-5, Reporting on the Costs of Start-Up Activities. Previously, certain non capital expenditures associated with the opening of new stores were capitalized and charged to expense over the first 12 months of store operations. SOP 98-5 requires the Company to expense such costs as incurred.

New Accounting Pronouncements
On February 4, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. The Company’s policy is not to use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases and sales. Management reviewed the requirements of SFAS No. 133, as amended, and determined that the Company does not have any free-standing or embedded derivatives.

On February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. The Company is also required to complete an initial goodwill impairment assessment in the year of adoption and at least annually thereafter. Annual goodwill amortization of $783,000 ceased upon adoption. The Company has determined that no impairment charge will result from the adoption of SFAS No. 142.

During June 2001, the Financial Accounting Standards Board issues SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting or obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for the Company beginning February 3, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

2. Recapitalization of the Company
From July 1995 through August 31, 1999, the Company was a wholly owned subsidiary of The Limited. The Company entered into a transaction agreement dated May 3, 1999 and a modification agreement dated August 31, 1999 (collectively, the “Agreement”), with The Limited and FS.

Pursuant to the Agreement and effective August 31, 1999, FS acquired a controlling interest in the Company by purchasing 5,000,000 shares of Class A common stock of the Company for an aggregate price of $50 million (the “Recapitalization”). In connection with the Recapitalization, the Company issued $15 million of 12.0% subordinated notes due August 31, 2009, $15 million of 13.5% junior subordinated notes due August 31, 2009, warrants to purchase 432,000 shares of common stock to FS; and the Company also issued $10 million of 12.0% subordinated notes due August 31, 2009, $10 million of 13.5% junior subordinated notes and warrants to purchase 288,000 shares of common stock to The Limited. All of the FS and The Limited warrants were exercised at $0.01 per share during fiscal 2001. In addition, the Company secured a $150 million revolving credit facility expiring August 31, 2002 with variable rates of interest. This credit facility was subsequently replaced with a $160 million revolving credit facility expiring May 3, 2004.

The Company declared a dividend in the form of a stock warrant to G Trademark to purchase 1,350,000 shares of Class B common stock. (See Note 9)

Costs of $9,492,000 incurred during fiscal 1999 in connection with the Recapitalization have been reflected as follows: (i) $7,384,000 as deferred financing costs, (ii) $1,023,000 as stock issuance costs and (iii) $1,085,000 as expense.

The Company recorded $652,000 during fiscal 1999 as an increase in paid-in capital for the forgiveness of amounts due to The Limited.

3. Receivables
Receivables consist of the following (in thousands):

                                                     Fiscal Year

                                                  2001         2000

Construction allowance receivables               $2,211       $3,603
Third party financing receivables                   441           56
Other                                               707          605

Total receivables                                 3,359        4,264
Less allowance for doubtful accounts               (140)        (301)

Receivables, net                                 $3,219       $3,963

4. Property and Equipment
Property and equipment consists of the following (in thousands):

                                                     Fiscal Year

                                                  2001         2000

Building and leasehold improvements            $ 59,341     $ 41,281
Furniture, fixtures and equipment                72,106       51,910
Construction in progress                          7,979        9,333

Total property and equipment                    139,426      102,524
Less accumulated depreciation and amortization  (44,854)     (31,956)

Property and equipment, net                    $ 94,572     $ 70,568

Depreciation and amortization expense for fiscal 2001, 2000 and 1999 was $12,966,000, $10,721,000 and $9,863,000, respectively.

In November 2000, the Company upgraded its point of sale software and hardware system in all of its stores. As a result, the Company wrote off cash registers with a carrying value of $855,000. Loss on disposal of this equipment was $833,000 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

In December 2000, the Company substantially completed the expansion of its distribution center. As a result, the Company wrote off a conveyor system and computer equipment previously used in its distribution center with carrying values of $196,000 and $126,000, respectively. Loss on disposal of the conveyor system and computer equipment was $196,000 and $126,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

5. Other Assets
Other assets consist of the following (in thousands):

                                              Fiscal Year

                                            2001       2000

Deferred financing costs                   $1,610     $7,549
Other                                         428        109

Total other assets                          2,038      7,658
Less accumulated amortization                (517)    (3,017)

Total other assets, net                    $1,521     $4,641

Amortization expense of deferred financing costs for fiscal 2001, 2000 and 1999 was $1,060,000, $2,143,000 and $874,000, respectively.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

                                                  Fiscal Year

                                                2001      2000

Accrued payroll, withholdings and benefits     $ 7,601   $ 7,143
Gift certificates and store credits              9,351     6,699
Income taxes payable                             2,463     5,882
Real and personal property taxes                 3,065     2,332
Other                                            9,958     9,423

  Total accrued expenses                       $32,438   $31,479

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

                                                  Fiscal Year

                                               2001         2000

Bank and other:
  Revolving line of credit                   $     -      $19,950
  Construction loans                          10,900        5,250
  Other                                          400          465

    Total bank and other debt                 11,300       25,665
Less current maturities                       (5,368)        (136)

    Total bank and other debt,
      net of current maturities                5,932       25,529

Subordinated notes:
  Subordinated notes, to shareholders              -       28,371
  Junior subordinated notes, to shareholders       -       28,809

    Total subordinated notes                       -       57,180
Less unamortized discount                          -       (6,714)

Total subordinated notes,
  net of unamortized discount                      -       50,466

Total long-term debt,
  net of current maturities                  $ 5,932      $75,995

Revolving Line of Credit
On May 3, 2001, the Company refinanced its revolving credit facility to allow borrowings up to $160 million of which $15 million is allocated for the issuance of letters of credit. Under the revolving line of credit, the Company may borrow under several interest rate options. Borrowings under the revolving credit facility, which expires May 3, 2004, are secured by substantially all the Company’s assets. As of February 2, 2002, no amounts were outstanding under the revolving line of credit and $5,887,000 was committed for outstanding standby and import letters of credit. The Company incurred an extraordinary loss (net of an income tax benefit of $1,048,000) of $1,572,000 to expense the remaining deferred financing costs associated with the previous revolving credit facility.

The Credit Agreement contains certain restrictive covenants including limitations on capital expenditures, and maintenance of certain minimum financial ratios including a debt flow coverage ratio and debt leverage ratio. The Credit Agreement also prohibits the Company from declaring or paying cash dividends.

Construction Loans
On May 25, 2001, the Company entered into a $6,000,000 line of credit agreement with a bank to be used for the construction of a new store building. Advances under the line of credit agreement are secured by the building, and the agreement requires monthly payments of interest under several interest rate options (3.81% as of February 2, 2002). Outstanding advances as of February 2, 2002 were $5,650,000. All unpaid principal and interest is due May 1, 2003.

On October 29, 1999, the Company entered into a line of credit agreement with a bank in the amount of $5,250,000 to be used for the construction of, and secured by, a new store building. Outstanding advances require monthly payments of interest at LIBOR plus 160 basis points (3.475% as of February 2, 2002). All unpaid principal and interest is due April 1, 2002.

Subordinated and Junior Subordinated Notes
The Company entered into a security purchase agreement (the “Security Agreement”), dated August 31, 1999, to issue $25 million of subordinated notes and $25 million of junior subordinated notes (collectively, the “Notes”). In connection with the issuance of the Notes, the Company issued warrants to purchase 720,000 shares of Class A common stock. The fair value of the warrants of $7,193,000 was recorded as an increase to shareholders’ equity and as a reduction to the related subordinated notes. The debt discount was amortized using the effective interest method into interest expense over the term of the subordinated notes. During fiscal 2001, 2000 and 1999, $162,000, and $348,000 and $131,000, respectively, has been amortized as interest expense.

On August 31, 1999, the Company issued $25 million of 12.0% subordinated notes, due August 31, 2009, to shareholders of the Company. The subordinated notes require semi-annual interest payments on September 30 and March 31. On any interest date on or prior to September 30, 2004, the Company may, in lieu of making the interest payment, increase the principal amount of the subordinated notes by the amount of such interest payment. In lieu of paying the fiscal 2001, 2000 and 1999 interest payments, the Company elected to increase the principal by $1,702,000, $3,121,000 and $250,000 respectively.

On August 31, 1999, the Company issued $25 million of 13.5% junior subordinated notes, due August 31, 2009, to shareholders of the Company. The junior subordinated notes require semi-annual interest payments on September 30 and March 31. On any interest date on or prior to September 30, 2004, the Company may, in lieu of making the interest payment, increase the principal amount of the junior subordinated notes by the amount of such interest payment. Subsequent to September 30, 2004, the Company may, in lieu of making the interest payment, increase the principal amount of the notes by the junior subordinated amount of such interest due computed at a rate of 15.5%. In lieu of paying the fiscal 2001, 2000 and 1999 interest payments, the Company elected to increase the principal by $1,945,000, $3,528,000 and $281,000, respectively.

On July 2, 2001, the Company paid all the outstanding principal and interest due under its subordinated and junior subordinated notes. The Company incurred an extraordinary loss (net of an income tax benefit of $2,577,000) of $5,238,000 to expense the remaining unamortized discount and deferred financing costs associated with these notes.

Future minimum principal payments on long-term debt as of February 2, 2002 are as follows (in thousands):

      Fiscal Year

         2002                                   $ 5,368
         2003                                     5,739
         2004                                        77
         2005                                        68
         2006                                        48

         Total payments                         $11,300

8. Shareholders' Equity
On July 2, 2001, the Company consummated its initial public offering of 6.5 million shares of common shares at $19.00 per share. Immediately prior to the initial public offering, the Company’s articles of incorporation were amended to combine all classes of common stock into one single class and to authorize the issuance of up to 50.0 million shares of common stock. All Class A common stock automatically converted into the same number of shares of common stock. In addition, all securities convertible or exercisable into shares of Class A common stock or Class B common stock automatically became convertible or exercisable into the same number of shares of common stock. As of February 2, 2002, the Company had 17,033,708 shares issued and outstanding and 2,202,475 shares reserved for future issuance.

On July 27, 1999, the Company amended its articles of incorporation authorizing 23,350,000 shares of capital stock consisting of 20,000,000 shares of no par value, Class A voting common stock; 1,350,000 shares of no par value, Class B non-voting common stock and 2,000,000 shares of no par value, preferred stock.

In connection with the Recapitalization, the following occurred during 1999:

  The Company declared a stock split (35,999:1) in the form of a dividend;
  G Trademark received a dividend in the form of a stock warrant to purchase 1,350,000 shares of Class B common stock of the Company (see Note 9);
  The Company paid a cash dividend of $9,344,000 to G Trademark;
  5,000,000 shares of Class A common stock were issued to FS for $50 million;
  Amounts due to The Limited of $652,000 were forgiven;
  FS advanced the Company $4,000,000, bearing interest at an annual rate of 7.5% and due 60 days from the date of issuance, to be used as a bridge loan to fund the stock subscription plan. All amounts outstanding under the bridge loan were repaid during fiscal 1999; and
  The Company granted warrants to purchase 720,000 shares of Class A common stock at $.01 per share to the holders of the subordinated and junior subordinated notes. The fair value of the warrants of $7,193,000 was recorded as debt discount and a corresponding increase to paid-in capital.

Stock Subscription Plan
The Company adopted a stock subscription plan (the “1999 Stock Plan”) in October 1999. The 1999 Stock Plan provides for the issuance and sale of shares of common stock to certain directors, officers, employees and consultants. The maximum number of shares which may be issued under the 1999 Stock Plan is 1,000,000. Common stock issued under the stock subscription plan for fiscal 2001, 2000 and 1999 is as follows:

                                           Number of     Weighted       Weighted
                                            Shares     Average Issue  Average Fair
                                          Outstanding      Price          Value

Shares issued in fiscal 1999 and
Outstanding at January 29, 2000             501,860       $10.00         $10.00
Shares issued                                92,000        10.00          14.67
Shares repurchased                          (15,500)           -              -

Outstanding shares, February 3, 2001        578,360            -              -
Shares issued                                40,000        18.63          18.63

Outstanding shares, February 2, 2002        618,360            -              -

During fiscal 2000, the Company issued 84,000 shares of Class A common stock to directors and employees at prices below the fair value of the stock. As a result, the Company recorded compensation expense of $430,000 with a corresponding increase to paid-in capital.

In connection with the 1999 Stock Plan, certain directors, officers, employees and consultants entered into stock pledge agreements. The agreements require annual payments of interest at 7.5% and expire in October, 2004. Shareholder notes receivable relating to the pledge agreements are $1,451,000, $1,491,000 and $1,431,000 at February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

Stock Purchase Agreement
The Company entered into a stock purchase agreement with Benchmark Capital Partners IV, L.P., effective November 12, 1999, whereby Benchmark acquired 567,684 shares of Class A common stock for $5,677,000.

Other
Services contributed from The Limited totaled $541,000, $402,000 and $357,000 in fiscal 2001, 2000 and 1999, respectively (see Note 11).

9. Stock Options and Warrants

Employee Stock Option Plan
The Company adopted a stock option plan (the “Stock Option Plan”) in October 1999, which provides options for employees, directors and officers of the Company to purchase up to 2,000,000 shares of common stock. Options granted generally vest over a period of three years and expire seven years after the grant date.

A summary of option activity for fiscal 2001, 2000 and 1999 is as follows:

                                                                                       Fiscal Year

                                                          2001                            2000                        1999

                                                                 Weighted                      Weighted                   Weighted
                                                                  Average                       Average                    Average
                                                                 Exercise                      Exercise                   Exercise
                                                 Options           Price        Options         Price        Options       Price

Options outstanding, beginning of year          1,207,504         $14.08        955,000         $14.25             -            -
Exercised                                         (10,001)         10.00        (17,663)         10.00             -            -
Granted                                           344,000          17.58        286,500          13.04       955,000       $14.25
Cancelled                                         (40,002)         13.50        (16,333)         10.00             -            -

Options outstanding, end of year                1,501,501         $14.92      1,207,504         $14.08       955,000       $14.25

Total exercisable, end of year                    669,953         $14.33        301,223         $14.62             -            -

The following table summarizes information about stock options outstanding at February 2, 2002:
                                                               Options Outstanding                          Options Exercisable

                                                                     Weighted
                                                                      Average           Weighted                           Weighted
                                              Number of              Remaining           Average         Number of         Average
Range of                                       Options              Contractual         Exercise          Options          Exercise
Exercise Prices                              Outstanding           Life in Years          Price         Exercisable         Price

$ 8.00 - $10.00                                 719,001                 5.0              $ 9.94           379,951           $10.00
$10.01 - $12.00                                   9,000                 6.8               10.74                 -                -
$16.01 - $18.00                                  17,500                 6.0               17.50                 -                -
$18.01 - $20.00                                 756,000                 5.4               19.66           290,002            20.00

                                              1,501,501                 5.2              $14.92           669,953           $14.33

The Company applies Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. During 2000, the Company issued 96,000 options to purchase common stock to officers, employees and a director at prices below fair value. Compensation expense related to the options issued is calculated as the excess of the fair value of the Company’s stock at the date of issuance over the option price and is recognized on a straight line basis over the period the options vest. As a result, compensation expense of $165,000 and $50,000 has been recorded during fiscal 2001 and 2000, respectively. No compensation expense has been recognized for options granted at prices equal to or greater than fair value at the grant date. Had compensation expense for the options been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the pro forma net income and pro forma net income per share would have been reported as follows:

                                                                     Fiscal Years

                                           2001                            2000                             1999

                                                      (dollars in thousands, except per share data)
                                        Basic      Diluted                   Basic     Diluted                   Basic      Diluted
                                Net    earnings    earnings        Net     earnings    earnings       Net      earnings    earnings
                              income   per share   per share     income    per share   per share     income    per share   per share

As reported                   $4,632     $0.32       $0.32         $363       $0.03       $0.03        $150       $0.02       $0.02
Pro forma                      4,200      0.29        0.29          158        0.02        0.01          90        0.01        0.01
The pro forma amounts are not representative of the effects on reported earnings for future years.

The weighted average fair value of options granted was $5.10, $2.92 and $0.95 in fiscal 2001, 2000 and 1999, respectively. The fair value of the option grants are estimated using the Black Scholes option pricing model with the following assumptions: for the period of fiscal 2001 subsequent to the initial public offering - no dividend yield; risk-free interest rates ranging from 3.38% to 4.68%; volatility rate of 60%; and an expected life of three years. For the period of fiscal 2001 prior to the initial public offering - no dividend yield; risk-free interest rates ranging from 4.58% to 4.65%; no volatility rate; and an expected life of three years. For fiscal 2000 - no dividend yield; risk-free interest rates ranging from 4.77% to 6.77%; no volatility rate; and an expected life of three years. For fiscal 1999 - no dividend yield; risk-free interest rate of 6.00%; no volatility rate; and an expected life of three years.

Warrants
In connection with the issuance of subordinated notes as discussed in Note 2, the Company granted 720,000 warrants to purchase shares of Class A common stock to holders of the subordinated notes. The warrants were exercisable at $0.01 per share through July 30, 2009. The fair value of warrants issued was $9.99 per warrant, or $7,193,000 in fiscal 1999. The fair value of the warrants was estimated using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk-free interest rate of 6%; volatility rate of 50%; and an expected life of 10 years.

On September 6, 2001, 432,000 shares of common stock were issued pursuant to the exercise of 432,000 warrants at the exercise price of $0.01 per share. On August 23, 2001, 288,000 shares of common stock were issued pursuant to the exercise of 288,000 warrants at the exercise price of $0.01 per share.

In connection with the Recapitalization agreement, the Company declared a dividend in the form of a stock warrant to G Trademark to purchase 1,350,000 shares of Class B common stock. The initial exercise price per share was $10.00. On the first day of each month from and including October 1999 to and including September 2000, the exercise price increases by an amount equal to 3 1/3% of the initial exercise price. On the first day of each month thereafter, the exercise price increases by an amount equal to 3 1/3% of the exercise price in effect on the preceding September 1. The warrants became exercisable on the date of the Company’s initial public offering, a “triggering event” as defined in the Security Agreement. The fair value of the warrant of $1,461,000 was determined using the Black Scholes option pricing model and was recorded as an increase in warrants with a corresponding decrease in paid-in capital, included in the consolidated statements of shareholders’ equity. The fair value of the warrant is estimated using the following assumptions: no dividend yield; risk-free interest rate of 6%; volatility rate of 50%; and an expected life of four years. In determining the expected life of the warrant, management estimated that the life of the warrant was equal to the earliest determinable exercise date, which was four years from the date of issuance. As of February 2, 2002, the warrants have an exercise price of $22.85 and a weighted average contractual life of 7.5 years.

Options Granted to Employees based on Stock of The Limited
The Company’s employees participated in The Limited stock option plan during the period when the Company was a wholly owned subsidiary of The Limited. Options granted generally vest over a four year period and expire ten years after the grant date. In connection with the Recapitalization in August 1999, certain of these Limited stock option awards were amended to provide that options would continue to vest through February 28, 2001, and any options not vested as of such date would be forfeited. In addition, the amendment provided that all vested but unexercised options would expire on May 31, 2001. The amendment did not provide for any acceleration of vesting provisions. No compensation expense was recognized in connection with the amendment to these Limited options.

A summary of activity for options granted to employees based on stock of The Limited for fiscal 2001, 2000 and 1999 is as follows:

                                                                               Fiscal Year

                                                        2001                      2000                      1999

                                                            Weighted                  Weighted                     Weighted
                                                             Average                  Average                       Average
                                                            Exercise                  Exercise                     Exercise
                                                Options       Price      Options        Price        Options         Price

Options outstanding, beginning of year          392,393      $11.56      478,123       $11.31        470,642        $10.17
Exercised                                             -           -      (85,730)       10.23        (71,768)         9.20
Granted                                               -           -            -            -         79,249         16.23
Cancelled                                      (392,393)      11.56            -            -              -             -

Options outstanding, end of year                      -           -      392,393       $11.56        478,123        $11.32

Total exercisable, end of year                        -           -      146,217       $11.13              -             -

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued to employees based on stock of The Limited. No compensation expense has been recognized for options granted since the exercise price of the options is equal to or greater than fair value at the grant date. Had compensation expense for the options been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123, Accounting for Stock Based Compensation, the pro forma net income and pro forma net income per share would have been reported as follows:

                                                                                Fiscal Year

                                                              2000                                      1999

                                                                    (dollars in thousands, except per share data)
                                                           Basic        Diluted                       Basic            Diluted
                                                 Net     earnings       earnings        Net       earnings (loss)   earnings (loss)
                                               income    per share     per share   income (loss)    per share          per share

As reported                                     $363       $0.03         $0.03        $ 150          $ 0.02             $ 0.02
Pro forma                                       $110       $0.01         $0.01        $(113)         $(0.02)            $(0.02)

The pro forma amounts are not representative of the effects on reported earnings for future years. The weighted average fair value of options granted was $5.49 for fiscal 1999; no options were granted in fiscal 2001 or 2000. The fair value of the option grants are estimated using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk-free interest rate of 7.0%; volatility rate of 32.0%; and expected life of 5.2 years.

10. Income Taxes
The provision for income taxes is comprised of the following (in thousands):

                                                     Fiscal Year

                                               2001      2000        1999

Current:
  Federal                                     2,953    $ 5,302      $  695
  State                                         504        969         205
Deferred                                      1,258     (4,630)         97

Income tax expense                            4,715      1,641         997
Extraordinary loss on early
  extinguishment of debt                      3,625          -           -
Cumulative effect of change in
  accounting principle                            -          -         711

Provision for income taxes, including
  extraordinary loss on early extinguishment
  of debt and cumulative effect of
  change in accounting principle             $8,340    $ 1,641      $1,708

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:
                                                          Fiscal Year

                                                     2001    2000     1999

Federal statutory rate                               34.0%   34.0%    34.0%
State and local taxes, net of federal
  tax benefit                                         5.0     6.5      4.6
Non-deductible goodwill                               1.1    13.3      9.4
Non-deductible interest                               3.2    21.5      5.8
Other permanent differences                          (1.1)    6.6      4.6

      Total                                          42.2%   81.9%    58.4%

Deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expense or benefit is based on the change in assets and liabilities from period to period, subject to an ongoing assessment of realization.

Items giving rise to deferred tax assets are as follows (in thousands):

                                                         Fiscal Year

                                                   2001             2000

Current deferred tax assets:
  Accrued expenses                                $1,074           $  614
  Inventory basis                                    682              397
  Returns reserve                                    305              274
  Other, net                                         111               90

    Current deferred tax assets, net               2,172            1,375

Long-term deferred assets (liabilities):
  Deferred rent                                    2,071            1,340
  Capital loss carryforward                        1,845            1,828
  Depreciation                                    (3,535)          (3,646)
  Interest                                             -            3,282
  Other                                              337              (31)

    Long-term deferred tax assets, net               718            2,773

Net deferred tax assets                           $2,890           $4,148

As of February 2, 2002, the Company has unused capital loss carryforwards of $4.6 million expiring primarily in fiscal 2005.

11. Related Party Transactions
Prior to the Recapitalization, The Limited charged the Company for services they provided to the Company including tax, treasury, legal, audit, leasing, corporate development, risk management, benefit plan administration and other services. The costs of these services are charged to the Company based on a percentage of its sales to The Limited total sales. Corporate allocation from The Limited to the Company for fiscal 1999 totaled $3,600,000. The prices charged to the Company for services provided by The Limited may have been higher or lower than prices that would have been charged by third parties. It is not practicable to estimate what these costs would have been if The Limited had not provided these services and the Company was required to purchase these services from third parties or develop internal expertise. Management believes that the allocations described above were reasonable. The following table summarizes the related party transactions between the Company and The Limited for fiscal 1999 prior to the completion of the Recapitalization (in thousands):
Corporate services and centrally managed functions                    $ 3,600

Store planning, leasing, construction and capital expenditures         10,200

Total                                                                 $13,800

The Company entered into a services agreement, dated August 31, 1999, whereby The Limited continued to provide real estate and store planning services, importing services and benefits services to the Company at rates determined in the agreement. The agreement terminated 90 days after the completion of the initial public offering. The Company does not anticipate that costs incurred to replace the services currently provided by The Limited will have a material adverse impact on its financial condition or results of operations. Costs for importing and benefit services represent The Limited’s direct costs of importing related to the Company’s overseas purchases and direct costs of claims and administration for the Company’s associates participating in The Limited’s plans and programs. The Company paid $226,000 for importing and benefits services during fiscal 1999. No such services were performed and no amounts were paid for these services for fiscal 2001 or 2000.

Real estate and store planning services included the initial design of space, production of architectural and mechanical drawings of the store design, construction of store to drawing specifications, purchasing, shipment and installation of materials, project management and accumulation of capital costs. Costs for real estate and store planning services represented The Limited’s direct costs including salary and benefit costs for employee’s of The Limited allocated based on the amount of time dedicated to provide these services to the Company. During each year of the agreement, The Limited agreed to contribute up to the first $1,000,000 of services. If the agreement were terminated during the year, the $1,000,000 was to be prorated over the portion of the year that the agreement was in effect. During fiscal 2001, 2000 and 1999, The Limited contributed services totaling $541,000, $402,000 and $357,000, respectively, which were recorded as selling, general and administrative expenses and paid-in capital.

The Limited is a guarantor of the Company’s obligations under the leases for eight of the Company’s stores. The Company has agreed to reimburse The Limited for any amounts paid by them under these guarantees. No amounts were paid under these guarantees in fiscal 2001, 2000 or 1999.

In connection with the Recapitalization, $900,000 and $600,000, respectively, of facility fees were paid to FS and The Limited in fiscal 1999 relating to the subordinated and junior subordinated notes (see Note 7). Such costs have been recorded as deferred financing costs in the accompanying consolidated balance sheets. Also, FS received an equity commitment fee of $749,000 in fiscal 1999 relating to its commitment to invest $50.0 million to obtain a controlling interest in the Company. This commitment fee was included in costs of recapitalization in the accompanying consolidated statements of operations. The remaining unamortized balances for these fees were expensed during fiscal 2001 and were included in extraordinary loss on early extinguishment of debt (See Note 7).

The Company recorded $3,178,000, $7,280,000 and $2,810,000 of interest expense during fiscal 2001, 2000 and 1999, respectively, in connection with the subordinated and junior subordinated notes payable to FS and The Limited.

During 1999, the Company purchased 4,453,125 shares of Series B Preferred Stock in MVP.com, Inc. (“MVP.com”), an internet based retailer. The Series B Preferred Stock was convertible into common shares of MVP.com at the option of the Company and was accounted for at cost. During January 2001, MVP.com ceased operations and entered into a voluntary liquidation program and the Company determined that its investment was permanently impaired and decreased the value of its investment to zero. Net sales and cost of sales for fiscal 2000 included $2,762,000 of sales to MVP.com at historical cost. Selling, general and administrative expenses in fiscal 2000 included bad debt expense of $1,172,000 related to uncollectible accounts receivable from MVP.com. During fiscal 2001, the Company reduced selling, general and administrative expenses for a bad debt recovery of $601,000 related to MVP.com.

Pursuant to a stockholders agreement, Freeman Spogli, The Limited and Benchmark Capital have agreed to vote all of their shares in the election of directors in favor of the following persons: four board nominees designated by Freeman Spogli, two board nominees designated by The Limited, our then current chief executive officer, our then current chairman of the board, and one or more additional nominees upon whom Freeman Spogli and The Limited shall agree. The number of board nominees that Freeman Spogli and The Limited are entitled to nominate under the agreement, both before and after the initial public offering, decreases if the number of shares held by such party falls below certain thresholds set forth in the stockholders agreement. In addition, until one year after the date on which any person other than Freeman Spogli and The Limited and their respective affiliates own 20% or more of the Company’s shares, The Limited and Benchmark Capital have agreed to vote against any combination of the Company unless Freeman Spogli consents to the combination.

In fiscal 2001, the Company agreed to pay The Limited $150,000 for recruiting costs associated with its search for a replacement for C. David Zoba, whom the Company hired from The Limited as the Company’s Executive Vice President, General Counsel and Secretary.

The Company has verbal consulting agreements with two members of the board of directors to provide real estate, marketing and other general consulting services. Either party can terminate the agreements at any time. The Company recognized expense of $182,000, $150,000 and $38,000 in fiscal 2001, 2000 and 1999, respectively, for these consulting services.

12. Fair Value of Financial Instruments
The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm’s length transaction between knowledgeable, willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, Accounts Receivable, Accounts Payable
The carrying amounts approximate the fair value because of the short maturity of those instruments.

Long-term Debt
The fair value is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. As of February 2, 2002 and February 3, 2001, the carrying value of the long-term debt approximates its fair value.

13. Commitments
The Company is involved in various legal proceedings that are incidental to the conduct of the business. Although the amount of any liability with respect to these proceedings cannot be determined, in the opinion of management, after consultation with legal counsel, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

The Company has non-cancelable operating leases for office facilities, warehouse facilities, real estate and equipment. Store rent consists of a fixed amount, plus contingent rent based on a percentage of sales exceeding a specific amount. Certain leases provide for future rent escalations and renewal options which are accounted for on a straight-line basis. In addition to basic rent, store leases provide for payment of common area maintenance, taxes and other expenses. Rent expense for fiscal 2001, 2000, and 1999 was $22,466,000, $19,822,000 and $15,837,000, respectively and includes contingent rental expense of $3,000, $41,000, and $29,000, respectively.

Future minimum lease payments under non-cancelable lease agreements with an initial or remaining term of at least one year at February 2, 2002 are as follows (in thousands):

Fiscal Year

2002                           $ 26,050
2003                             29,126
2004                             29,641
2005                             29,125
2006                             28,913
Thereafter                      313,286

                              $ 456,141

14. Retirement Plan
The Company sponsors a qualified defined contribution savings and retirement plan. Participation in the qualified plan is available to all associates who have attained the age of 21. Eligible employees participating in the plan may contribute between 1% and 15% of their eligible compensation. The Company will make matching contributions to eligible participants who have completed one year of service, in which they have worked at least 1,000 hours. The Company will make a matching contribution to these participants of 50% of the first 3% of the employees' eligible compensation contributed to the plan. The Company made matching contributions for fiscal 2001, 2000 and 1999 of $380,000, $334,000 and $175,000, respectively.

15. Supplemental Disclosure of Cash Flow Information
The Company paid cash for interest totaling $4,886,000, $4,423,000 and $1,813,000 in fiscal 2001, 2000 and 1999, respectively. The Company paid cash for income taxes during fiscal 2001, 2000 and 1999 of $6,575,000, $182,000 and $3,033,000, respectively.

Notes receivable totaling $285,000, $415,000 and $1,431,000 were received from management to purchase common stock during fiscal 2001, 2000 and 1999, respectively.

Warrants with a fair value of $7,193,000 were issued to holders of subordinated notes during fiscal 1999 and exercised during fiscal 2001.

The Company issued 1,350,000 warrants, with a fair value of $1,461,000, to a shareholder during fiscal 1999.

During fiscal 1999, the Company issued $10 million of subordinated notes and $10 million of junior subordinated notes to The Limited in lieu payment for accounts payable to The Limited (see Note 7). The subordinated and junior subordinated notes held by The Limited were extinguished during fiscal 2001.

Interest capitalized into construction in progress during fiscal 2001 and 2000 was $291,000 and $225,000, respectively. No amounts were capitalized during fiscal 1999.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors of Galyan's Trading Company, Inc.
Plainfield, Indiana

We have audited the consolidated financial statements of Galyan's Trading Company, Inc. as of February 2, 2002 and February 3, 2001, and for each of the three years in the period ended February 2, 2002, and have issued our report thereon dated March 15, 2002 (which report expressed an unqualified opinion and includes an explanatory paragraph referring to a change in method of accounting for store pre-opening costs, effective January 31, 1999 and described in Note 1 to the consolidated financial statements); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Galyan's Trading Company, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Indianapolis, Indiana
March 15, 2002

                                               Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts and Reserves

(For the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000)

                                                                  Balance at     Charged to                     Balance at
                                                                   beginning     costs and                          end
                                                                   of period      expenses      Deductions       of period

Fiscal 1999
Reserve for sales returns and allowances                          $  460,083    $35,669,181    $ 35,505,683     $  623,581
Inventory reserves                                                 1,499,100         31,527               -      1,530,627
Allowance for doubtful accounts                                      391,000        429,630        (427,630)       393,000

Fiscal 2000
Reserve for sales returns and allowances                          $  623,581    $44,917,924    $(44,856,860)    $  684,645
Inventory reserves                                                 1,530,627              -        (425,607)     1,105,020
Allowance for doubtful accounts                                      393,000        207,570        (299,619)       300,951

Fiscal 2001
Reserve for sales returns and allowances                          $  684,645    $52,406,362    $(52,330,130)    $  760,877
Inventory reserves                                                 1,105,020        401,720               -      1,506,740
Allowance for doubtful accounts                                      300,951        100,565        (261,405)       140,111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GALYAN'S TRADING COMPANY, INC. By: /s/ EDWARD S. WOZNIAK
Edward S. Wozniak
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) Date: April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
      Signature                     Title                          Date

  /s/ ROBERT B. MANG      Chief Executive Officer and         April 24, 2002
-----------------------     Chairman of the Company
   Robert B. Mang                and Director
                         (Principal Executive Officer)

          *                       Director                    April 24, 2002
-----------------------
  Norman S. Matthews

          *                       Director                    April 24, 2002
-----------------------
  Byron E. Allumbaugh

          *                       Director                    April 24, 2002
-----------------------
   Frank J. Belatti

          *                       Director                    April 24, 2002
-----------------------
 Stuart B. Burgdoerfer

          *                       Director                    April 24, 2002
-----------------------
   Timothy J. Faber

          *                       Director                    April 24, 2002
-----------------------
   Todd W. Halloran

          *                       Director                    April 24, 2002
-----------------------
George M. Mrkonic, Jr.

          *                       Director                    April 24, 2002
-----------------------
     John M. Roth

          *                       Director                    April 24, 2002
-----------------------
  Stephanie M. Shern

          *                       Director                    April 24, 2002
-----------------------
    Ronald P. Spogli

          *                       Director                    April 24, 2002
-----------------------
    Peter Starrett

* By: /s/ EDWARD S. WOZNIAK
---------------------------
Edward S. Wozniak
As Attorney-In-Fact

EXHIBIT INDEX
Exhibit Number	Description of Document
3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Second Amended and Restated Bylaws
4.1*	Stockholders Agreement, dated August 31, 1999, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.2*	Amendment No. 1 to Stockholders Agreement, dated September 29, 2000, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.3*	Second Amendment to Stockholders Agreement, dated May 24, 2001, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.4**	Amendment to Stockholders Agreement, dated August 25, 2001, Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.5*	Agreement to be Bound, dated November 29, 1999, by Benchmark Capital Partners IV, L.P.
4.6*	Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Galyan’s Trading Company, Inc., FS Equity Partners IV, L.P., The Limited, Inc. and Benchmark Capital Partners IV, L.P.
10.1*	Employment Agreement, dated September 29, 2000, between Robert B. Mang and Galyan’s Trading Company, Inc.
10.2*	Employment Agreement, dated May 21, 2001, between C. David Zoba and Galyan’s Trading Company, Inc.
10.3	Resignation and General Release Agreement, dated March 6, 2002, between Joel L. Silverman and Galyan’s Trading Company, Inc.
10.4*	Galyan’s Trading Company, Inc. 1999 Stock Option Plan, as amended.
10.5*	Form of 1999 Stock Option Agreement, as currently in effect.
10.6*	Galyan’s Trading Company, Inc. 1999 Stock Subscription Agreement, as amended.
10.7*	Form of 1999 Stock Subscription Agreement, as currently in effect.
10.8*	Warrant issued to The Limited, Inc. to purchase 1,350,000 shares of common stock.
10.9*	Building Loan Agreement, dated October 29, 1999, between Keybank National Association and Galyan’s Trading Company, Inc.
10.10	First Modification of Mortgage Note, Assignment of Rents and Security Agreement, and Loan Agreement, 10.10 dated April 1, 2002, between Keybank National Association and Galyan’s Trading Company, Inc.
10.11*	Building Loan Agreement, dated May 25, 2001, between Keybank National Association and Galyan’s Trading Company, Inc.
10.12*	Credit Agreement, dated as of May 3, 2001, among Galyan’s Trading Company, Inc., as borrower, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.
10.13*	Lease Agreement, dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.
10.14*	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.
21*	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP
24	Power of Attorney

*      Incorporated by reference to the Registration Statement on Form S-1 as declared effective on June 26, 2001 (File No. 333-57848).
**    Incorporated by reference to the Quarterly Report on Form 10-Q, as amended, for the quarter ended August 4, 2001.