Form 10-Q
period 2002-05-04
GALYANS TRADING CO INC
filed 2002-06-14
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                                     to

Commission File No. 000-32911

GALYAN’S TRADING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1529720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2437 East Main Street
Plainfield, Indiana	46168
(Address of principal executive offices)	(Zip Code)
(317) 612-2000
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

         Number of shares of Common Stock outstanding at May 23, 2002: 17,039,375

GALYAN’S TRADING COMPANY, INC.

INDEX TO FORM 10-Q

                                                                                      Page Numbers
                                                                                      ------------

Part I.  FINANCIAL INFORMATION

             Item 1.   Consolidated Financial Statements (Unaudited)

                        Consolidated Statements of Operations                               4

                        Consolidated Balance Sheets                                         5

                        Consolidated Statements of Cash Flows                               6

                        Notes to Consolidated Financial Statements                          7

             Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                       9

Part II. OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                                 14

GALYAN’S TRADING COMPANY, INC.

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: risks associated with the Company’s ability to implement its growth strategies or manage its growing business, including the availability of suitable store locations on appropriate financing and other terms; the impact of competition and pricing; risks associated with the Company’s limited history of opening and operating new stores; changes in weather patterns; changes in consumer demands, preferences and spending patterns and overall economic conditions; risks associated with the seasonality of the retail industry; the potential impact of natural disasters or national and international security concerns on the retail environment; risks relating to the regulation of products the Company sells, including firearms; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s vendors to deliver products in a timely manner; risks associated with relying on foreign sources of production; risks relating to changes in the Company’s management information systems and risks relating to operating and financial restrictions imposed by the Company’s revolving credit facility. See the Company’s Annual Report on Form 10-K for a more detailed discussion of these matters and other risk factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Operations
For the Three Months Ended May 4, 2002 and May 5, 2001
(dollars in thousands, except per share data)

                                                                                   May 4, 2002         May 5, 2001
                                                                                ----------------     ---------------
                                                                                             (unaudited)

Net sales                                                                       $       113,457      $        87,878
Cost of sales                                                                            81,951               64,048
                                                                                ---------------      ---------------
Gross profit                                                                             31,506               23,830
Selling, general and administrative expenses                                             31,811               24,393
                                                                                ---------------      ---------------
Operating loss                                                                             (305)                (563)
Interest expense                                                                            506                3,530
Interest income                                                                            (121)                 (28)
                                                                                ---------------      ---------------
Loss before extraordinary loss and income tax benefit                                      (690)              (4,065)
Income tax benefit                                                                         (276)              (1,270)
                                                                                ---------------      ---------------
Loss before extraordinary loss                                                             (414)              (2,795)
Extraordinary loss on early extinguishment of debt (net of income tax
    benefit of $1,048)                                                                        -               (1,572)
                                                                                ---------------      ---------------
           Net loss                                                             $          (414)     $        (4,367)
                                                                                ===============      ===============

Basic & diluted loss per share:
    Loss per share before extraordinary loss                                    $         (0.02)     $         (0.27)
    Per share extraordinary loss                                                              -                (0.15)
                                                                                ---------------      ---------------
Basic & diluted loss per share                                                  $         (0.02)     $         (0.42)
                                                                                ===============      ===============

Weighted average shares used in calculating loss per common share:
    Basic & diluted                                                                  17,035,159           10,492,498
                                                                                ===============      ===============
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Balance Sheets
As of May 4, 2002 and February 2, 2002
(dollars in thousands)

                                                                                    May 4, 2002           February 2, 2002
                                                                                -------------------     --------------------
                                                                                    (unaudited)

Assets
Current assets
      Cash and cash equivalents                                                      $  11,342                $  36,770
      Receivables, net                                                                   4,301                    3,219
      Merchandise inventories                                                          140,894                  111,815
      Refundable and deferred income taxes                                               3,542                    2,172
      Other current assets                                                               7,538                    6,619
                                                                                     ---------                ---------
                Total current assets                                                   167,617                  160,595

      Property and equipment, net                                                      102,812                   94,572
      Deferred income taxes                                                                574                      718
      Goodwill, net                                                                     18,334                   18,334
      Other assets, net                                                                  1,333                    1,521
                                                                                     ---------                ---------
                Total assets                                                         $ 290,670                $ 275,740
                                                                                     =========                =========

Liabilities and Shareholders' Equity
Current liabilities
      Accounts payable                                                               $  58,744                $  39,248
      Accrued expenses                                                                  27,902                   32,438
      Current portion of long-term debt                                                 10,989                    5,368
                                                                                     ---------                ---------
                Total current liabilities                                               97,635                   77,054
Long-term liabilities
      Debt, net of current portion                                                         282                    5,932
      Other long-term liabilities                                                        5,607                    5,533
                                                                                     ---------                ---------
                Total long-term liabilities                                              5,889                   11,465

Shareholders' Equity
      Common stock and paid-in capital, no par value; 50,000,000                       191,383                  191,134
         shares authorized; 17,038,375 shares issued and outstanding
      Notes receivable from shareholders                                                (1,402)                  (1,451)
      Unearned compensation                                                               (239)                    (280)
      Warrants                                                                           1,461                    1,461
      Accumulated deficit                                                               (4,057)                  (3,643)
                                                                                     ---------                ---------
                Total shareholders' equity                                             187,146                  187,221
                                                                                     ---------                ---------
                Total liabilities and shareholders' equity                           $ 290,670                $ 275,740
                                                                                     =========                =========
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended May 4, 2002 and May 5, 2001
(dollars in thousands)

                                                                                           May 4, 2002          May 5, 2001
                                                                                        ----------------     ----------------
                                                                                                     (unaudited)

Cash flows from operating activities:
       Net loss                                                                             $   (414)            $ (4,367)
       Adjustments to reconcile net loss to net cash from operating activities
              Depreciation and amortization                                                    3,772                3,088
              Amortization of financing intangibles and discount on subordinated notes           149                  646
              Loss on early extinguishment of debt                                                 -                2,620
              Refundable and deferred income taxes                                            (1,226)              (2,193)
              Interest converted to subordinated debt                                              -                3,647
              Gain on disposal of property and equipment                                          (3)                   -
              Deferred rent and other non-cash expense                                           639                  598
              Changes in certain assets and liabilities:
                   Accounts receivable                                                        (1,082)              (2,886)
                   Merchandise inventories                                                   (29,079)             (20,936)
                   Other assets                                                                 (880)              (2,810)
                   Accounts payable and accrued expenses                                      17,760               (7,516)
                                                                                            --------             --------
                             Net cash used in operating activities                           (10,364)             (30,109)
                                                                                            --------             --------

Cash flows from investing activities:
       Capital expenditures                                                                  (12,009)              (8,059)
       Increase (decrease) in accounts payable for capital expenditures                       (3,192)               2,077
                                                                                            --------             --------
                             Net cash used in investing activities                           (15,201)              (5,982)
                                                                                            --------             --------

Cash flows from financing activities:
       Net borrowings from revolving line of credit                                                -               39,050
       Proceeds from long-term debt                                                                -                   44
       Payments on notes receivable from shareholders                                             49                    -
       Proceeds from sale of common stock                                                         88                  175
                                                                                            --------             --------
                             Net cash provided by financing activities                           137               39,269
                                                                                            --------             --------

Net increase (decrease) in cash                                                              (25,428)               3,178
Cash and cash equivalents, beginning of period                                                36,770                3,756
                                                                                            --------             --------
Cash and cash equivalents, end of period                                                    $ 11,342             $  6,934
                                                                                            ========             ========

Supplemental disclosures of cash flow information:
Cash paid for:
       Interest                                                                             $    380             $  1,188
                                                                                            ========             ========
       Income taxes                                                                         $  3,427             $  6,249
                                                                                            ========             ========
See accompanying Notes to Consolidated Financial Statements

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002. In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations and cash flows as of and for such periods indicated. The balance sheet at February 2, 2002, as presented, has been derived from our audited financial statements for the year then ended.

        Results of operations for the interim period presented herein is not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

Loss Per Share

        Loss per share of common stock is based on the weighted average number of shares outstanding during the related periods. Since the Company had a loss from operations for the three month periods ended May 4, 2002 and May 5, 2001, 248,974 and 391,049 incremental shares, respectively, relating to the dilutive effect of stock options and warrants were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

Note 2: Long-Term Debt

        On April 1, 2002, the Company amended its construction loan with a bank dated October 29, 1999. The amendment extended the due date for all unpaid principal and interest from April 1, 2002 to July 1, 2002. Outstanding advances, which were used for the construction of, and secured by, a new store building, were $5,250,000 as of May 4, 2002. All other provisions of the agreement remained the same. Outstanding advances require monthly payments of interest at LIBOR plus 160 basis points (3.6% as of May 4, 2002).

        Long-term debt consists of the following at May 4, 2002:

  Bank and other:
      Construction loans                                                $   10,900
      Revolving line of credit                                                   -
      Other                                                                    371
                                                                        ----------
         Total bank and other debt                                          11,271
  Less current maturities                                                  (10,989)
                                                                        ----------
         Total long-term debt, net of current maturities                $      282
                                                                        ==========

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 3: Shareholder’s Equity

        During the first quarter of fiscal 2002, the Company issued options to purchase 56,000 shares of common stock under its 1999 Stock Option Plan at $12.81 per share to certain employees. These options vest over a three-year period and expire seven years after the grant date.

Note 4: New Accounting Pronouncements

        On February 3, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, the Company will no longer amortize goodwill, but will evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impact on the Company’s consolidated financial statements upon adoption. Goodwill amortization expense was approximately $196,000 for the three months ended May 5, 2001. No amortization was expensed for the three months ended May 4, 2002.

        During June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        On February 3, 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the Company’s consolidated financial statements.

Item 2.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        Galyan’s Trading Company, Inc. is a rapidly growing specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. The Company sells outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. A typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty-five foot high interior atrium, metal appointments and interactive and entertaining elements, such as the Company’s signature rock climbing wall. The Company operated 28 stores in 14 states as of May 4, 2002.

Results of Operations

        The following table sets forth the Company’s statement of operations data as a percent of sales for the periods indicated.

                                                                             For the three
                                                                            months ended (1)
                                                                   ---------------------------------
                                                                       May 4,              May 5,
                                                                        2002                2001
                                                                   -------------       -------------
Net sales                                                               100.0%             100.0%
Cost of sales                                                            72.2                72.9
                                                                   -------------       -------------
Gross profit                                                             27.8                27.1
Selling, general and administrative expenses                             28.0                27.8
                                                                   -------------       -------------
Operating loss                                                           (0.3)               (0.6)
Interest expense, net                                                     0.3                 4.0
                                                                   -------------       -------------
Loss before income tax benefit and extraordinary loss                    (0.6)               (4.6)
Income tax benefit                                                       (0.2)               (1.4)
                                                                   -------------       -------------
Loss before extraordinary loss                                           (0.4)               (3.2)
Extraordinary loss on early extinguishment of
    debt, net of income tax benefit                                                          (1.8)
                                                                   -------------       -------------
Net loss                                                                 (0.4)%              (5.0)%
                                                                   =============       =============
(1) due to rounding, columns may not add

Net Sales

        Net sales increased by 29.1%, or $25.6 million, to $113.5 million for the first quarter ended May 4, 2002 from $87.9 million in the same quarter last year. Comparable store sales increased by 5.1% in the first quarter of fiscal 2002 as compared to 3.3% for the same quarter last year due primarily to higher sales in apparel and footwear, led by women’s, kid’s and junior categories.

Gross Profit

        Gross profit increased by 32.2%, or $7.7 million, to $31.5 million in the first quarter of fiscal 2002 from $23.8 in the same quarter last year. Gross profit as a percentage of net sales was 27.8% in the quarter as compared to 27.1% for the same quarter last year due, in large part, to the Company’s leveraging of occupancy, buying and distribution expenses.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by 30.4%, or $7.4 million, to $31.8 million in the first quarter of fiscal 2002 from $24.4 million in the same quarter last year. Selling, general and administrative expenses for the first quarter increased as a percentage of net sales to 28.0% from 27.8% due primarily to higher marketing and pre-opening expenses associated with opening two stores during the first quarter of fiscal 2002 as compared to one store opened during the same quarter last year.

Operating Loss

        The operating loss for the first quarter decreased by 45.8%, or $258,000, to a loss of $305,000 for the quarter from a loss of $563,000 for the same quarter last year. The improvement was due to the increase in net sales and gross profit, partially offset by higher selling, general and administrative expenses.

Interest Expense

        Interest expense, net of interest income, was $385,000 for the first quarter as compared to interest expense, net of interest income, of $3.5 million for the same period last year. The decrease was due primarily to the extinguishment of the subordinated and junior subordinated notes with the proceeds from the initial public offering during the second quarter of fiscal 2001, as well as a reduction in the outstanding borrowings under the Company’s revolving credit facility.

Income Taxes

        The Company’s effective income tax rate was 40% in the first quarter of fiscal 2002. This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which the Company conducts business.

Extraordinary Loss on Early Extinguishment of Debt

        During the first quarter of fiscal 2001, the Company refinanced its revolving credit facility and incurred an extraordinary loss (net of income tax benefit) of $1.6 million, relating to the write-off of the remaining unamortized deferred financing costs associated with the prior revolving credit facility.

Net Loss

        As a result of the foregoing factors, the net loss for the first quarter of fiscal 2002 decreased by $4.0 million to a net loss of $414,000 from a net loss of $4.4 million for the comparable quarter last year.

Liquidity and Capital Resources

        The Company’s principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the three months ended May 4, 2002, these capital and liquidity requirements were primarily funded from cash and cash equivalents on hand at the beginning of the period and net cash provided by operations. Cash flows from operating, investing and financing activities for the three months ended May 4, 2002 and May 5, 2001 are summarized below.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

        Net cash used in operations was $10.4 million for the three-month period ended May 4, 2002, compared to $30.1 million for the same period last year. The decrease in net cash used for operations was primarily the result of an increase in accounts payable and the lower net loss from operating activities. These decreases were partially offset by an increase in merchandise inventories for new stores.

        Net cash used in investing activities was $15.2 million for the three months ended May 4, 2002 as compared to $6.0 million for the same period last year. The increase was the result of a decrease in accounts payable for capital expenditures and an increase in capital expenditures, which were primarily for new store construction and fixturing.

        Net cash provided by financing activities was $137,000 for the three months ended May 4, 2002, as compared to $39.3 million for the same period last year. The decrease was due primarily to a reduction in net borrowings under the revolving credit facility. The Company had no borrowings under the revolving credit facility during the three months ended May 4, 2002, as compared to net borrowings of $39.1 million during the same period last year.

        On April 1, 2002, the Company amended its construction loan with a bank dated October 29, 1999. The amendment extended the due date for all unpaid principal and interest from April 1, 2002 to July 1, 2002. Outstanding advances, which were used for the construction of, and secured by, a new store building, were $5,250,000 as of May 4, 2002. All other provisions of the agreement remained the same.

        The Company’s net working capital at May 4, 2002 was $69.6 million, compared to $52.1 million at February 2, 2002. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt). The increase in working capital resulted primarily from a seasonal increase in merchandise inventories, an increase in merchandise inventories for new stores opened during the first quarter and higher receivables from landlords. These increases were partially offset by an increase in accounts payable. There were no borrowings under the revolving credit facility as of May 4, 2002 or February 2, 2002.

        The Company believes that anticipated cash flows from operations, combined with borrowings under the revolving credit facility, will be sufficient to fund working capital and finance capital expenditures over the next twelve months.

New Accounting Pronouncements

        On February 3, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, the Company will no longer amortize goodwill, but will evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impact on the Company’s consolidated financial statements upon adoption. Goodwill amortization expense was approximately $196,000 for the three months ended May 5, 2001. No amortization was expensed for the three months ended May 4, 2002.

        During June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

New Accounting Pronouncements - continued

        On February 3, 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the Company’s consolidated financial statements.

Seasonality and Inflation

        The Company’s annual business cycle is seasonal. In fiscal 2001, the Company’s sales trended as follows: 18.2% in the first quarter, 23.8% in the second quarter, 21.8% in the third quarter and 36.2% in the fourth quarter. The Company typically has higher profits occurring in the second and fourth quarters.

        Management does not believe inflation had a material effect on the unaudited consolidated financial statements for the periods presented. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

GALYAN’S TRADING COMPANY, INC.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Designation	Description

10.3	Resignation and General Release Agreement, dated March 6, 2002, between Joel L. Silverman and Galyan’s Trading Company, Inc., incorporated by reference to the Exhibit 10.3 to the Company’s Form 10-K for the period ended February 2, 2002.

10.10	First Modification of Mortgage Note, Assignments of Rents and Security Agreement and Loan Agreement dated April 1, 2002, between Keybank National Association and Galyan’s Trading Company, Inc., incorporated by reference to the Exhibit 10.10 to the Company’s Form 10-K for the period ended February 2, 2002.

(b) Reports on Form 8-K.

        (i)  On February 28, 2002, the Company filed a current report on Form 8-K, dated the same date, reporting the resignation of Joel L. Silverman as President, Chief Operating Officer and Director of the Company.

GALYAN’S TRADING COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GALYAN’S TRADING COMPANY, INC.

Date: June 11, 2002	By: /s/ Edward S. Wozniak

Edward S. Wozniak
Senior Vice President and
Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)