Form 10-Q
period 2002-08-03
GALYANS TRADING CO INC
filed 2002-09-17
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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
Yes     X     No

         Number of shares of Common Stock outstanding at September 1, 2002: 17,042,508

GALYAN’S TRADING COMPANY, INC.

INDEX TO FORM 10-Q

                                                                                                     Page Numbers

              Part I.  FINANCIAL INFORMATION

                           Item 1.    Consolidated Financial Statements (Unaudited):

                                      Consolidated Statements of Operations                              4

                                      Consolidated Balance Sheets                                        5

                                      Consolidated Statements of Cash Flows                              6

                                      Notes to Consolidated Financial Statements                         7

                           Item 2.    Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                    9

                           Item 3.    Quantitative and Qualitative Disclosure about
                                        Market Risk                                                     15

              Part II. OTHER INFORMATION

                           Item 4.    Submission of Matters to a Vote of Security Holders               16

                           Item 6.    Exhibits and Reports on Form 8-K                                  17

              SIGNATURES                                                                                18

GALYAN’S TRADING COMPANY, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995

        We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by our management: risks associated with our ability to implement our growth strategies or manage our growing business, including the availability of suitable store locations on appropriate financing and other terms; the impact of competition and pricing; risks associated with our limited history of opening and operating new stores; risks associated with the receipt of product into a central distribution center, as well as the risks associated with the movement of product from a central distribution center to the store locations; changes in weather patterns; changes in consumer demands, preferences and spending patterns and overall economic conditions; risks associated with the seasonality of the retail industry, the retail sporting goods industry and our business; the potential impact of natural disasters or national and international security concerns on the retail environment; risks relating to the regulation of the products we sell, including firearms; the ability to retain, hire and train key personnel; risks associated with the possible inability of our vendors to deliver products in a timely manner; risks associated with relying on foreign sources of production; risks relating to changes in our management information systems and risks relating to operational and financial restrictions imposed by our revolving credit facility. See our Annual Report on Form 10-K for the year ended February 2, 2002, as filed with the Securities and Exchange Commission, for a more detailed discussion of these matters and other risk factors. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Operations
For the Three and Six Month Periods Ended August 3, 2002 and August 4, 2001
(dollars in thousands, except per share data)

                                                                   For the three month                  For the six month
                                                                      periods ended                       periods ended
                                                               -----------------------------       ------------------------------
                                                                August 3,         August 4,         August 3,          August 4,
                                                                  2002              2001               2002              2001
                                                               -----------       -----------       -----------        -----------
                                                                        (unaudited)                          (unaudited)

Net sales                                                      $   142,275       $   114,993       $   255,732        $   202,871
Cost of sales                                                       99,459            81,143           181,410            145,192
                                                               -----------       -----------       -----------        -----------
Gross profit                                                        42,816            33,850            74,322             57,679
Selling, general and administrative expenses                        35,810            28,341            67,621             52,734
                                                               -----------       -----------       -----------        -----------
Operating income                                                     7,006             5,509             6,701              4,945
Interest expense                                                       465             2,410               971              5,941
Interest income                                                        (32)              (42)             (153)               (71)
                                                               -----------       -----------       -----------        -----------
Income (loss) before extraordinary loss and income
    tax provision                                                    6,573             3,141             5,883               (925)
Income tax provision                                                 2,688             1,495             2,412                224
                                                               -----------       -----------       -----------        -----------
Income (loss) before extraordinary loss                              3,885             1,646             3,471             (1,149)
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $2,576 and $3,625)                   -              (5,238)              -               (6,810)
                                                               -----------       -----------       -----------        -----------
      Net income (loss)                                        $     3,885       $    (3,592)      $     3,471        $    (7,959)
                                                               ===========       ===========       ===========        ===========

Basic earnings (loss) per share:
    Earnings (loss) per share before extraordinary loss        $      0.23       $      0.12       $      0.20        $     (0.10)
    Per share extraordinary loss                                       -               (0.39)              -                (0.57)
                                                               -----------       -----------       -----------        -----------
Basic earnings (loss) per share                                $      0.23       $     (0.27)      $      0.20        $     (0.67)
                                                               ===========       ===========       ===========        ===========

Diluted earnings (loss) per share:
    Earnings (loss) per share before extraordinary loss        $      0.22       $      0.12       $      0.20        $     (0.10)
    Per share extraordinary loss                                       -               (0.39)              -                (0.57)
                                                               -----------       -----------       -----------        -----------
Diluted earnings (loss) per share                              $      0.22       $     (0.27)      $      0.20        $     (0.67)
                                                               ===========       ===========       ===========        ===========

Weighted average shares used in calculating earnings (loss)
    per common share:
    Basic                                                       17,040,316        13,230,081        17,037,737         11,861,289
                                                               ===========       ===========       ===========        ===========
    Diluted                                                     17,421,936        13,544,956        17,354,728         11,861,289
                                                               ===========       ===========       ===========        ===========
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Balance Sheets
As of August 3, 2002 and February 2, 2002
(dollars in thousands, except share data)

                                                                                  August 3, 2002          February 2, 2002
                                                                                  --------------          ----------------
                                                                                   (unaudited)

Assets
Current assets
      Cash and cash equivalents                                                   $       9,238           $       36,770
      Receivables, net                                                                    7,674                    3,219
      Merchandise inventories                                                           144,419                  111,815
      Refundable and deferred income taxes                                                2,571                    2,172
      Other current assets                                                                7,900                    6,619
                                                                                  -------------           --------------
                Total current assets                                                    171,802                  160,595

      Property and equipment, net                                                       115,915                   94,572
      Deferred income taxes                                                                 959                      718
      Goodwill, net                                                                      18,334                   18,334
      Other assets, net                                                                   1,165                    1,521
                                                                                  -------------           --------------
                Total assets                                                      $     308,175           $      275,740
                                                                                  =============           ==============

Liabilities and Shareholders' Equity
Current liabilities
      Accounts payable                                                            $      64,527           $       39,248
      Accrued expenses                                                                   30,701                   32,438
      Current portion of long-term debt                                                   6,069                    5,368
                                                                                  -------------           --------------
                Total current liabilities                                               101,297                   77,054
Long-term liabilities
      Debt, net of current portion                                                        9,282                    5,932
      Other long-term liabilities                                                         6,174                    5,533
                                                                                  -------------           --------------
                Total long-term liabilities                                              15,456                   11,465

Shareholders' Equity
      Common stock and paid-in capital, no par value; 50,000,000                        191,425                  191,134
         shares authorized; 17,042,508 and 17,033,708 shares issued and outstanding, respectively
      Notes receivable from shareholders                                                 (1,094)                  (1,451)
      Unearned compensation                                                                (198)                    (280)
      Warrants                                                                            1,461                    1,461
      Accumulated deficit                                                                  (172)                  (3,643)
                                                                                  -------------           --------------
                Total shareholders' equity                                              191,422                  187,221
                                                                                  -------------           --------------
                Total liabilities and shareholders' equity                        $     308,175           $      275,740
                                                                                  =============           ==============
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended August 3, 2002 and August 4, 2001
(dollars in thousands)

                                                                                             August 3, 2002      August 4, 2001
                                                                                             --------------      --------------
                                                                                                         (unaudited)

Cash flows from operating activities:
       Net income (loss)                                                                     $     3,471          $    (7,959)
       Adjustments to reconcile net income (loss) to net cash from operating activities:
              Depreciation and amortization                                                        7,924                6,402
              Amortization of financing intangibles and discount on subordinated notes               278                  903
              Loss on early extinguishment of debt                                                     -               10,397
              Refundable and deferred income taxes                                                  (640)              (3,852)
              Interest converted to subordinated debt                                                  -                3,647
              Deferred rent and other non-cash expense                                               925                1,350
              Changes in certain assets and liabilities:
                   Accounts receivable                                                            (4,455)              (3,160)
                   Merchandise inventories                                                       (32,604)             (18,652)
                   Other assets                                                                   (1,281)              (2,596)
                   Accounts payable and accrued expenses                                          30,280               (3,640)
                                                                                             -----------          -----------
                             Net cash provided by (used in) operating activities                   3,898              (17,160)
                                                                                             -----------          -----------

Cash flows from investing activities:
       Capital expenditures                                                                      (29,189)             (12,776)
       Increase (decrease) in accounts payable for capital expenditures                           (6,738)               2,112
                                                                                             -----------          -----------
                             Net cash used in investing activities                               (35,927)             (10,664)
                                                                                             -----------          -----------

Cash flows from financing activities:
       Net borrowings (payments) from revolving line of credit                                     9,000              (19,950)
       Proceeds from long-term debt                                                                  365                3,179
       Principal payments on long-term debt                                                       (5,314)             (60,829)
       Payments on notes receivable from shareholders                                                358                  200
       Proceeds from sale of common stock                                                             88              123,960
       Payment of financing costs                                                                      -               (1,379)
       Transaction cost for initial public offering                                                    -              (10,360)
                                                                                             -----------          -----------
                             Net cash provided by financing activities                             4,497               34,821
                                                                                             -----------          -----------

Net increase (decrease) in cash and cash equivalents                                             (27,532)               6,997
Cash and cash equivalents, beginning of period                                                    36,770                3,756
                                                                                             -----------          -----------
Cash and cash equivalents, end of period                                                     $     9,238          $    10,753
                                                                                             ===========          ===========

Supplemental disclosures of cash flow information: Cash paid for:
       Interest                                                                              $       692          $     4,040
                                                                                             ===========          ===========
       Income taxes                                                                          $     3,552          $     6,334
                                                                                             ===========          ===========
See accompanying Notes to Consolidated Financial Statements

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2002. In our opinion, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments necessary for fair presentation of the consolidated financial position and results of operations and cash flows as of and for such periods indicated. The balance sheet at February 2, 2002, as presented, has been derived from our audited financial statements for the fiscal year then ended.

        Results of operations for the interim periods presented herein are not necessarily indicative of the results that may be reported for any other interim period or for the entire fiscal year.

Earnings (Loss) Per Share

        Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the related periods. Diluted earnings per share for the three and six month periods ended August 3, 2002, included 381,620 and 316,991 incremental shares, respectively, relating to the dilutive effect of stock options. Basic and diluted loss per share for the three and six month periods ended August 4, 2001, included 720,000 warrants which were exercisable for nominal cash consideration. Diluted earnings per share for the three month period ended August 4, 2001, included 314,875 incremental shares relating to the dilutive effect of stock options. Since we had a loss from operations for the six month period ended August 4, 2001, 340,738 incremental shares relating to the diluted effect of stock options were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

Note 2: Long-Term Debt

        On July 1, 2002, we paid $5.3 million for all remaining principal and interest outstanding under the construction loan with a bank, for our store building in Buffalo, New York, dated October 29, 1999.

        Long-term debt consists of the following at August 3, 2002:

  Bank and other:
      Construction loans                                                $   6,000
      Revolving line of credit                                              9,000
      Other                                                                   351
                                                                        ---------
         Total bank and other debt                                         15,351
  Less current maturities                                                  (6,069)
                                                                        ---------
         Total long-term debt, net of current maturities                $   9,282
                                                                        =========

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 3: Shareholder’s Equity

        During the second quarter of fiscal 2002, we issued options to purchase 336,800 shares of common stock under our 1999 Stock Option Plan at prices of $20.64 to $21.75 per share to certain employees. These options vest over a three-year period and expire seven years after the grant date.

Note 4: New Accounting Pronouncements

        On February 3, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, we no longer amortize goodwill, but evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impairment charge resulting from the adoption of this standard. Goodwill amortization expense was approximately $196,000 and $392,000 for the three and six month periods ended August 4, 2001. No goodwill amortization was expensed for the three and six month periods ended August 3, 2002.

        During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the consolidated financial statements.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No.30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. We will adopt SFAS No. 145 no later than the first quarter of 2003, at which time the extraordinary loss on early extinguishment of debt will be reclassified in the comparative financial statements to be included within earnings (loss) from operations before income taxes.

        During June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We have not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Item 2.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        Galyan’s Trading Company, Inc. is a rapidly growing specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. A typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty-five foot high interior atrium, metal appointments and interactive and entertaining elements, such as our signature rock climbing wall. We operated 29 stores in 14 states as of August 3, 2002.

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

        We believe the application of our accounting policies, and the estimates inherently required therein, are appropriate. We believe that the following represents the more critical accounting policies used in the preparation of the consolidated financial statements:

        Revenue recognition: We recognize retail sales upon the purchase of the merchandise by our customer, net of returns and allowances, which are based on estimates, determined using historical customer returns experience. We use gift cards and store credits, the revenue of which is recognized upon redemption by the customer. Markdowns associated with our preferred customer programs are recognized upon redemption in conjunction with a qualifying purchase.

        Inventories: Inventories are stated at the lower of cost or market, on a first-in, first-out basis, utilizing the retail method. We make certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market.

        Property and Equipment: Our property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated useful life or term of the lease.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Results of Operations

        The following table sets forth our statement of operations data as a percent of sales for the periods indicated.

                                                                     For the three                           For the six
                                                                 month periods ended (1)               month periods ended (1)
                                                           ---------------------------------     ----------------------------------
                                                              August 3,           August 4,         August 3,           August 4,
                                                                2002                2001              2002                2001
                                                           -------------       -------------     -------------       --------------
Net sales                                                       100.0%             100.0%           100.0%             100.0%
Cost of sales                                                    69.9                70.6              70.9                71.6
                                                           -------------       -------------     -------------       --------------
Gross profit                                                     30.1                29.4              29.1                28.4
Selling, general and administrative expenses                     25.2                24.6              26.4                26.0
                                                           -------------       -------------     -------------       --------------
Operating income                                                  4.9                 4.8               2.6                 2.4
Interest expense, net                                             0.3                 2.1               0.3                 2.9
                                                           -------------       -------------     -------------       --------------
Income (loss) before income tax provision
    and extraordinary loss                                        4.6                 2.7               2.3                (0.5)
Income tax provision                                              1.9                 1.3               0.9                 0.1
                                                           -------------       -------------     -------------       --------------
Income (loss) before extraordinary loss                           2.7                 1.4               1.4                (0.6)
Extraordinary loss on early extinguishment
    of debt, net of income tax benefit                                               (4.6)                                 (3.4)
                                                           -------------       -------------     -------------       --------------
Net income (loss)                                                 2.7%              (3.1)%             1.4%              (3.9)%
                                                           =============       =============     =============       ==============
(1) due to rounding, columns may not add

Net Sales

        Net sales increased by 23.7%, or $27.3 million, to $142.3 million in the second quarter of fiscal 2002 from $115.0 million in the same quarter last year. When comparing the second quarter of fiscal 2002 with the same quarter last year, net sales increased by $2.3 million, or 2.1%, at comparable stores, by $16.1 million at stores opened during fiscal 2001 but not qualifying as comparable stores and by $8.9 million at three stores opened during fiscal 2002. The comparable store sales increase in the second quarter of fiscal 2002 as compared with the same quarter last year was due primarily to higher sales in the athletic apparel and athletic footwear categories.

        Net sales in the six month period ended August 3, 2002 increased by 26.1%, or $52.8 million, to $255.7 million from $202.9 million in the same period last year. When comparing the six month period of fiscal 2002 with the same period last year, net sales increased by $6.8 million, or 3.4%, at comparable stores, by $34.7 million at stores opened during fiscal 2001 but not qualifying as comparable stores and by $11.3 million at three stores opened during fiscal 2002. The comparable store sales increase in the six month period ended August 3, 2002 as compared with the same period last year was due primarily to higher sales in the athletic apparel and athletic footwear categories.

Gross Profit

        Gross profit increased by 26.5%, or $9.0 million, to $42.8 million in the second quarter of fiscal 2002 from $33.8 in the same quarter last year. Gross profit as a percentage of net sales was 30.1% in the quarter as compared to 29.4% in the same quarter last year due primarily to improved merchandise margins and the leveraging of occupancy, buying and distribution expenses.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Gross Profit, continued

        Gross profit in the six month period ended August 3, 2002 increased by 28.9%, or $16.6 million, to $74.3 million from $57.7 million in the same period last year. Gross profit as a percentage of net sales was 29.1% in the six month period as compared to 28.4% in the same period last year due primarily to the leveraging of occupancy, buying and distribution expenses.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by 26.4%, or $7.5 million, to $35.8 million in the second quarter of fiscal 2002 from $28.3 million in the same quarter last year. Selling, general and administrative expenses, as a percentage of net sales, increased in the quarter to 25.2% from 24.6% due primarily to higher health insurance costs and the impact of a bad debt recovery in the quarter last year.

        Selling, general and administrative expenses in the six month period ended August 3, 2002, increased by 28.2%, or $14.9 million, to $67.6 million for the six month period ended August 3, 2002 from $52.7 million in the same period last year. Selling, general and administrative expenses, as a percentage of net sales, increased in the six month period to 26.4% from 26.0% due primarily to higher marketing, as well as pre-opening expenses and the impact of a bad debt recovery last year.

Operating Income

        Operating income increased by 27.2%, or $1.5 million, in the second quarter of fiscal 2002, to income of $7.0 million from income of $5.5 million in the same quarter last year. The increase was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

        Operating income in the six month period ended August 3, 2002 increased by 35.5%, or $1.8 million, to $6.7 million from $4.9 million in the same period last year. The increase was due to higher net sales and gross profit, partially offset by higher selling, general and administrative expenses.

Interest Expense, Net

        Interest expense, net of interest income, was $433,000 in the second quarter of fiscal 2002 as compared to interest expense, net of interest income, of $2.4 million in the same period last year. The decrease was due primarily to the extinguishment of subordinated and junior subordinated notes with the proceeds from our initial public offering during the second quarter last year, as well as a reduction in the average outstanding borrowings under our revolving credit facility.

        Interest expense, net of interest income, in the six month period ended August 3, 2002 was $818,000 as compared to interest expense, net of interest income, of $5.9 million in the same period last year. The decrease was due primarily to the extinguishment of subordinated and junior subordinated notes with the proceeds from our initial public offering during the second quarter last year, as well as a reduction in the average outstanding borrowings under our revolving credit facility.

Income Taxes

        Our effective income tax rate was 41% in the six month period ended August 3, 2002. This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which we currently conduct business.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Extraordinary Loss on Early Extinguishment of Debt

        During the second quarter of fiscal 2001, we paid all of the outstanding amounts due under our subordinated and junior subordinated notes. We incurred an extraordinary loss (net of income tax benefit) of $5.2 million, relating to the write-off of the remaining unamortized discount and deferred financing costs associated with these notes.

        During the first quarter of fiscal 2001, we refinanced our revolving credit facility and incurred an extraordinary loss (net of income tax benefit) of $1.6 million, relating to the write-off of the remaining unamortized deferred financing costs associated with the prior revolving credit facility.

Net Income (Loss)

        As a result of the foregoing factors, net income increased by $2.3 million, to $3.9 million, or 2.7% of net sales, in the second quarter of fiscal 2002 as compared to net income before the extraordinary loss on early extinguishment of debt of $1.6 million, or 1.4% of net sales, for the same period last year.

        As a result of the foregoing factors, net income increased by $4.6 million, to $3.5 million, or 1.4% of net sales, in the six month period ended August 3, 2002 as compared to a net loss before the extraordinary loss on early extinguishment of debt of $1.1 million, or 0.6% of net sales in the same period last year.

Liquidity and Capital Resources

        Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the six months ended August 3, 2002, these capital and liquidity requirements were primarily funded from cash and cash equivalents on hand at the beginning of the period, net cash provided by operations and borrowings under the revolving credit facility. Cash flows from operating, investing and financing activities for the six months ended August 3, 2002 and August 4, 2001 are summarized below.

        Net cash provided by operations was $3.9 million for the six months ended August 3, 2002, compared to cash used in operations of $17.2 million for the same period last year. The increase in net cash from operations was primarily the result of an increase in accounts payable and higher net income, partially offset by an increase in merchandise inventories for new stores.

        Net cash used in investing activities was $36.0 million for the six months ended August 3, 2002, compared to $10.7 million for the same period last year. The increase was the result of an increase in capital expenditures and a decrease in accounts payable for capital expenditures, which related primarily to new store construction and fixturing. We expect to open nine new stores in fiscal 2002 compared to five stores opened in fiscal 2001.

        Net cash provided by financing activities was $4.5 million for the six month period ended August 3, 2002, compared to $34.8 million for the same period last year. The decrease was due primarily to the net proceeds during the second quarter last year of approximately $112.0 million from the sale of 6.5 million shares of common stock partially offset by $62.8 million used last year to extinguish outstanding subordinated and junior subordinated notes. We had $9.0 million in net borrowings under the revolving credit facility during the six months ended August 3, 2002, compared to net payments of $20.0 million during the same period last year.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources, continued

        On May 3, 2001, we entered into a revolving credit facility agreement with a syndicate led by JP Morgan Chase & Co., as administrative agent, which matures on May 3, 2004. The revolving credit facility allows for borrowings of up to $160.0 million, a portion of which may be used to issue letters of credit. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest which varies depending on the ratio of our average outstanding debt to cash flow. We pay an annual commitment fee on the unused portions of the revolving credit facility in an amount equal to 0.50% of the unused amounts. As of August 3, 2002, we had $9.0 million in outstanding borrowings and availability of $67.9 million, net of $5.7 million used in support of letters of credit, under our revolving credit facility.

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

        Also, on May 25, 2001, we entered into a $6.0 million line of credit agreement to finance the construction of a new store building in Rochester, New York. Advances under the line of credit agreement are secured by the building, and the agreement requires monthly payment of interest under several interest rate options, with a rate on September 1, 2002 of 3.77%. Outstanding advances as of September 1, 2002 were $6.0 million. All unpaid principal and interest is due May 1, 2003. To retire this construction loan and any future construction loans, we may use our existing credit facility or we may seek alternative financing transactions, which might include sale-leaseback transactions under which we sell our ownership interests in the store building and land and enter into a lease covering both the land and the building or we may seek to do longer term mortgage financing on the building.

        On July 1, 2002, we paid $5.3 million for all remaining principal and interest outstanding under the construction loan with a bank, for our store building in Buffalo, New York, dated October 29, 1999.

        Our net working capital at August 3, 2002 was $67.3 million, compared to $52.1 million at February 2, 2002. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long term debt). The increase in working capital resulted primarily from an increase in merchandise inventories for new stores opened and expected to open in fiscal 2002, a seasonal increase in merchandise inventories, and higher receivables from landlords. These increases were partially offset by an increase in accounts payable. We had $9.2 million in cash and cash equivalents as of August 3, 2002.

        Our typical new store, if leased with a landlord construction contribution adequate to cover the building, requires capital expenditures of between $4.0 to $5.0 million for interior finish and fixtures, and an inventory investment of between $3.0 to $4.0 million, net of vendor payables. Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages approximately $600,000 and is expensed as incurred.

        Our capital requirements depend primarily on the number of new stores that we open, the timing of those openings within a given year and the amount of landlord construction contribution. For fiscal 2002, we currently estimate our total capital expenditures to range between $63.0 to $68.0 million, net of agreed-upon landlord construction contributions. The capital expenditures

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources, continued

estimate contemplates $58.0 to $62.0 million for nine new stores that we intend to open during fiscal 2002, including the three stores opened during the six month period ended August 3, 2002, and takes into account estimates of construction-in-progress disbursements for anticipated fiscal 2003 openings. The capital expenditures estimate for fiscal 2002 also includes approximately $5.0 to $6.0 million for remodeling and maintenance relating to our existing stores, technology upgrades and corporate capital expenditures. In addition to this capital expenditures estimate, we currently anticipate that we will incur approximately $5.0 to $6.0 million of non-capitalizable pre-opening costs for the nine new stores we expect to open during fiscal 2002.

        We believe that developer or real estate investment company financing, longer term mortgage financing, cash flows from operations and borrowings available under our revolving credit facility will be sufficient to fund our working capital and finance capital expenditures over the next twelve months.

New Accounting Pronouncements

        On February 3, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, we will no longer amortize goodwill, but will evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impairment charge resulting from the adoption of this standard. Goodwill amortization expense was approximately $196,000 and $392,000 for the three and six month periods ended August 4, 2001. No goodwill amortization was expensed for the three and six month periods ended August 3, 2002.

        During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for the Company beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet quantified the effect, if any, of this new standard on our consolidated financial statements.

        On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No.30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. We will adopt SFAS No. 145 no later than the first quarter of 2003, at which time the extraordinary loss on early extinguishment of debt will be reclassified in the comparative financial statements to be included within earnings (loss) from operations before income taxes.

        During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

New Accounting Pronouncements, continued

initiated after December 31, 2002. We have not yet quantified the effect, if any, of this new standard on our consolidated financial statements.

Seasonality and Inflation

        Our annual business cycle is seasonal. In fiscal 2001, our sales trended as follows: 18.2% in the first quarter, 23.8% in the second quarter, 21.8% in the third quarter and 36.2% in the fourth quarter. We typically have higher profits occurring in the second and fourth quarters.

        We do not believe inflation had a material effect on the unaudited consolidated financial statements for the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our construction loans which are benchmarked to U.S. and European short-term variable rates. The aggregate balance outstanding under our revolving credit facility and construction loans as of August 3, 2002 and February 2, 2002 totaled $15.0 million and $10.9 million, respectively. The impact of a one percentage point change on our results of operations for the period ended August 3, 2002 would not be significant.

GALYAN’S TRADING COMPANY, INC.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of our shareholders was held on May 29, 2002. The matters voted on and the results of the voting were as follows:

(a) Robert B. Mang, Norman S. Matthews, Byron E. Allumbaugh, Frank J. Belatti, Stuart B. Burgdoerfer, Timothy J. Faber, Todd W. Halloran, George R. Mrkonic, Jr., John M. Roth, Stephanie M. Shern, Ronald P. Spogli and Peter Starrett were elected to the Board of Directors for a one-year term. Of the 16,526,151 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

                                                     Shares                             Shares as to Which
                                                     Voted for                          Voting Authority
                      Name                           Election                           Withheld
                      ----                           ---------                          ------------------

                      Robert B. Mang                 15,447,430                         1,078,721
                      Norman S. Matthews             16,314,992                           211,159
                      Byron E. Allumbaugh            16,435,577                            90,574
                      Frank J. Belatti               16,328,877                           197,274
                      Stuart B. Burgdoerfer          16,231,377                           294,774
                      Timothy J. Faber               16,181,210                           344,941
                      Todd W. Halloran               16,337,260                           188,891
                      George R. Mrkonic, Jr.         16,226,477                           299,674
                      John M. Roth                   16,264,760                           261,391
                      Stephanie M. Shern             16,121,427                           404,724
                      Ronald P. Spogli               16,337,177                           188,974
                      Peter Starrett                 16,264,727                           261,424

(b)	The shareholders were asked to consider and vote upon a proposal to adopt an employee stock purchase plan which would authorize the issuance and purchase by employees of up to 1,500,000 shares of Galyan’s Trading Company, Inc. common stock, no par value. The effective date of the plan is July 1, 2002. Of the 16,526,151 shares present in person or represented by proxy at the meeting, 15,802,958 shares were voted for the proposal, 361,532 shares were voted against the proposal and 361,661 abstained from voting with respect to the proposal.

(c)	The shareholders were asked to consider and vote upon a proposal to adopt an amendment to the Galyan’s Trading Company, Inc. 1999 Stock Option Plan, as Amended to increase the number of shares available for issuance. Of the 16,526,151 shares present in person or represented by proxy at the meeting, 14,661,389 shares were voted for the proposal, 1,495,401 shares were voted against the proposal and 369,361 abstained from voting with respect to the proposal.

GALYAN’S TRADING COMPANY, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

None

GALYAN’S TRADING COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GALYAN’S TRADING COMPANY, INC.

Date: September 17, 2002	By: /s/ Edward S. Wozniak

Edward S. Wozniak
Senior Vice President and
Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

GALYAN’S TRADING COMPANY, INC.

CERTIFICATIONS

I, Robert B. Mang, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Galyan’s Trading Company, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ Robert B. Mang
Robert B. Mang
Chief Executive Officer and
Chairman of the Company

I, Edward S. Wozniak, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Galyan’s Trading Company, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002	/s/ Edward S. Wozniak
Edward S. Wozniak
Senior Vice President and
Chief Financial Officer