Form 10-Q
period 2002-11-02
GALYANS TRADING CO INC
filed 2002-12-16
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 2, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                                     to

Commission File No. 000-32911

GALYAN’S TRADING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1529720 (I.R.S. Employer Identification No.)

2437 East Main Street Plainfield, Indiana (Address of principal executive offices)	46168 (Zip Code)
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
Yes     X     No

        Number of shares of Common Stock outstanding at December 9, 2002: 17,051,508

GALYAN’S TRADING COMPANY, INC.

INDEX TO FORM 10-Q

                                                                                                   Page Numbers

              Part I.  FINANCIAL INFORMATION

                            Item 1.    Consolidated Financial Statements (Unaudited):

                                       Consolidated Statements of Operations                              4

                                       Consolidated Balance Sheets                                        5

                                       Consolidated Statements of Cash Flows                              6

                                       Notes to Consolidated Financial Statements                         7

                            Item 2.    Management’s Discussion and Analysis of
                                         Financial Condition and Results of Operations                    9

                            Item 3.    Quantitative and Qualitative Disclosure about
                                         Market Risk                                                     15

                            Item 4.    Controls and Procedures                                           15

              Part II. OTHER INFORMATION

                            Item 6.    Exhibits and Reports on Form 8-K                                  16

              SIGNATURES                                                                                 17

              CERTIFICATIONS                                                                             18

GALYAN’S TRADING COMPANY, INC.

Safe Harbor Statement Under The Private Securities Litigation Reform Act Of 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by our management: risks associated with our ability to implement our growth strategies or manage our growing business, including the availability of suitable store locations on appropriate financing and other terms and the availability of adequate financing sources; the impact of competition and pricing; risks associated with our limited history of opening and operating new stores; risks associated with the receipt of product into a central distribution center, as well as the risks associated with the movement of product from a central distribution center to the store locations; changes in weather patterns; changes in consumer demands, preferences and spending patterns and overall economic conditions; risks associated with the seasonality of the retail industry, the retail sporting goods industry and our business; the potential impact of natural disasters or national and international security concerns on the retail environment; risks relating to the regulation of the products we sell, including firearms; the ability to retain, hire and train key personnel; risks associated with the possible inability of our vendors to deliver products in a timely manner; risks associated with relying on foreign sources of production; risks relating to changes in our management information systems and risks relating to operational and financial restrictions imposed by our revolving credit facility. See our Annual Report on Form 10-K for the year ended February 2, 2002, as filed with the Securities and Exchange Commission, for a more detailed discussion of these matters and other risk factors. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Operations
For the Three and Nine Month Periods Ended November 2, 2002 and November 3, 2001
(dollars in thousands, except per share data)

                                                                   For the three month                  For the nine month
                                                                      periods ended                        periods ended
                                                           ----------------------------------   ----------------------------------
                                                              November 2,       November 3,       November 2,        November 3,
                                                                 2002              2001               2002              2001
                                                           ----------------  ----------------   ---------------   ----------------
                                                                       (unaudited)                         (unaudited)

Net sales                                                   $      129,842    $      104,898     $     385,574     $      307,769
Cost of sales                                                       93,901            75,817           275,311            221,009
                                                           ----------------  ----------------   ---------------   ----------------
Gross profit                                                        35,941            29,081           110,263             86,760
Selling, general and administrative expenses                        37,919            28,911           105,540             81,645
                                                           ----------------  ----------------   ---------------   ----------------
Operating income (loss)                                             (1,978)              170             4,723              5,115
Interest expense                                                       541               520             1,512              6,461
Interest income                                                        (27)              (42)             (180)              (113)
                                                           ----------------  ----------------   ---------------   ----------------
Income (loss) before extraordinary loss and income
    tax provision (benefit)                                         (2,492)             (308)            3,391             (1,233)
Income tax provision (benefit)                                      (1,022)             (140)            1,390                 84
                                                           ----------------  ----------------   ---------------   ----------------
Income (loss) before extraordinary loss                             (1,470)             (168)            2,001             (1,317)
Extraordinary loss on early extinguishment of debt
    (net of income tax benefit of $3,625)                                -                 -                 -             (6,810)
                                                           ----------------  ----------------   ---------------   ----------------
      Net income (loss)                                     $       (1,470)   $         (168)    $       2,001     $       (8,127)
                                                           ================  ================   ===============   ================

Basic earnings (loss) per share:
    Earnings (loss) per share before extraordinary loss     $        (0.09)   $        (0.01)    $        0.12     $        (0.10)
    Per share extraordinary loss                                         -                 -                 -              (0.50)
                                                           ----------------  ----------------   ---------------   ----------------
Basic earnings (loss) per share                             $        (0.09)   $        (0.01)    $        0.12     $        (0.60)
                                                           ================  ================   ===============   ================

Diluted earnings (loss) per share:
    Earnings (loss) per share before extraordinary loss     $        (0.09)   $        (0.01)    $        0.12     $        (0.10)
    Per share extraordinary loss                                         -                 -                 -              (0.50)
                                                           ----------------  ----------------   ---------------   ----------------
Diluted earnings (loss) per share                           $        (0.09)   $        (0.01)    $        0.12     $        (0.60)
                                                           ================  ================   ===============   ================

Weighted average shares used in calculating earnings
    (loss) per common share:
    Basic                                                       17,042,508        17,028,927        17,039,297         13,583,835
                                                           ================  ================   ===============   ================
    Diluted                                                     17,042,508        17,028,927        17,188,742         13,583,835
                                                           ================  ================   ===============   ================
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Balance Sheets
As of November 2, 2002 and February 2, 2002
(dollars in thousands, except per share data)

                                                                               November 2, 2002  February 2, 2002
                                                                               ----------------  ----------------
                                                                                  (unaudited)

Assets
Current assets
      Cash and cash equivalents                                                 $        7,904    $       36,770
      Receivables, net                                                                   8,953             3,219
      Merchandise inventories                                                          196,553           111,815
      Refundable and deferred income taxes                                               2,908             2,172
      Other current assets                                                               7,501             6,619
                                                                               ----------------  ----------------
                Total current assets                                                   223,819           160,595

      Property and equipment, net                                                      130,310            94,572
      Deferred income taxes                                                                  -               718
      Goodwill, net                                                                     18,334            18,334
      Other assets, net                                                                  1,027             1,521
                                                                               ----------------  ----------------
                Total assets                                                    $      373,490    $      275,740
                                                                               ================  ================

Liabilities and Shareholders' Equity
Current liabilities
      Accounts payable                                                          $      100,830    $       39,248
      Accrued expenses                                                                  29,689            32,438
      Current portion of long-term debt                                                  6,045             5,368
                                                                               ----------------  ----------------
                Total current liabilities                                              136,564            77,054
Long-term liabilities
      Debt, net of current portion                                                      40,257             5,932
      Other long-term liabilities                                                        6,672             5,533
                                                                               ----------------  ----------------
                Total long-term liabilities                                             46,929            11,465

Shareholders' Equity
      Common stock and paid-in capital, no par value; 50,000,000                       191,425           191,134
         shares authorized; 17,042,508 and 17,033,708 shares issued and outstanding, respectively
      Notes receivable from shareholders                                                (1,091)           (1,451)
      Unearned compensation                                                               (156)             (280)
      Warrants                                                                           1,461             1,461
      Accumulated deficit                                                               (1,642)           (3,643)
                                                                               ----------------  ----------------
                Total shareholders' equity                                             189,997           187,221
                                                                               ----------------  ----------------
                Total liabilities and shareholders' equity                      $      373,490    $      275,740
                                                                               ================  ================
See accompanying Notes to Consolidated Financial Statements

Galyan’s Trading Company, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended November 2, 2002 and November 3, 2001
(dollars in thousands)

                                                                                            November 2, 2002  November 3, 2001
                                                                                            ----------------  ----------------
                                                                                                        (unaudited)

Cash flows from operating activities:
    Net income (loss)                                                                        $        2,001    $       (8,127)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation and amortization                                                                12,365             9,841
        Amortization of financing intangibles and discount on subordinated notes                        407             1,039
        Loss on early extinguishment of debt                                                              -            10,397
        Refundable and deferred income taxes                                                             86            (3,993)
        Interest converted to subordinated debt                                                           -             3,647
        Deferred rent and other non-cash expense                                                      1,880             1,928
        Changes in certain assets and liabilities:
            Accounts receivable                                                                      (5,734)           (5,189)
            Merchandise inventories                                                                 (84,738)          (56,073)
            Other assets                                                                               (912)           (3,506)
            Accounts payable and accrued expenses                                                    63,367            27,616
                                                                                            ----------------  ----------------
                Net cash used in operating activities                                               (11,278)          (22,420)
                                                                                            ----------------  ----------------

Cash flows from investing activities:
    Capital expenditures                                                                            (48,141)          (30,749)
    Increase (decrease) in accounts payable for capital expenditures                                 (4,897)            8,035
                                                                                            ----------------  ----------------
                Net cash used in investing activities                                               (53,038)          (22,714)
                                                                                            ----------------  ----------------

Cash flows from financing activities:
    Net borrowings (payments) from revolving line of credit                                          40,000            (5,450)
    Proceeds from long-term debt                                                                        350             3,258
    Principal payments on long-term debt and other obligations                                       (5,348)          (60,950)
    Payments on notes receivable from shareholders                                                      360               200
    Proceeds from sale of common stock                                                                   88           124,031
    Payment of financing costs                                                                            -            (1,416)
    Transaction cost for initial public offering                                                          -           (11,799)
                                                                                            ----------------  ----------------
                Net cash provided by financing activities                                            35,450            47,874
                                                                                            ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                                (28,866)            2,740
Cash and cash equivalents, beginning of period                                                       36,770             3,756
                                                                                            ----------------  ----------------
Cash and cash equivalents, end of period                                                     $        7,904    $        6,496
                                                                                            ================  ================

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                                 $        1,182    $        4,391
                                                                                            ================  ================
    Income taxes                                                                             $        3,736    $        6,334
                                                                                            ================  ================
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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the related periods. Diluted earnings per share for the nine month period ended November 2, 2002, included 149,445 incremental shares relating to the dilutive effect of stock options. Since we had a loss from operations for the three month periods ended November 2, 2002 and November 3, 2001, and for the nine month period ended November 3, 2001, 29,834 and 72,047 incremental shares, respectively, for the three month periods and 261,903 incremental shares for the nine month period, relating to the diluted effect of stock options were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

Note 2: Long-Term Debt

On July 1, 2002, we paid $5.3 million for all remaining principal and interest outstanding under a construction loan with a bank for our store building in Buffalo, New York, dated October 29, 1999.

       Long-term debt consists of the following at November 2, 2002 (dollars in thousands):

  Bank and other long-term debt:
      Construction loan                                                 $   6,000
      Revolving line of credit                                             40,000
      Capital lease obligations                                               302
                                                                        ---------
         Total bank and other debt                                         46,302
  Less current maturities                                                  (6,045)
                                                                        ---------
         Total long-term debt, net of current maturities                $  40,257
                                                                        =========

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 3: New Accounting Pronouncements

On February 3, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, we no longer amortize goodwill, but evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impairment charge resulting from the adoption of this standard. Goodwill amortization expense was approximately $196,000 and $587,000 for the three and nine month periods ended November 3, 2001. No goodwill amortization was expensed for the three and nine month periods ended November 2, 2002.

During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for us beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No. 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. We will adopt SFAS No. 145 no later than the first quarter of 2003, at which time the extraordinary loss on early extinguishment of debt will be reclassified in the comparative financial statements to be included within earnings (loss) from operations before income taxes.

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

Item 2.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

Galyan’s Trading Company, Inc. is a rapidly growing specialty retailer that offers a broad range of products that appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. A typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty-five foot high interior atrium, metal appointments and interactive and entertaining elements, such as our signature rock climbing wall. We operated 33 stores in 16 states as of November 2, 2002. On September 20, 2002, we closed our Greenwood location as a result of a tornado. We expect to open a new Greenwood store in fiscal 2003.

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

Revenue recognition: We recognize retail sales upon the purchase of the merchandise by our customer, net of returns and allowances, which are based on estimates, determined using historical customer returns experience. We sell gift cards and issue store credits, the revenue of which is recognized upon redemption by the customer. Markdowns associated with our preferred customer programs are recognized upon redemption in conjunction with a qualifying purchase.

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
                                                ---------------------------------   --------------------------------
                                                   November 2,      November 3,       November 2,      November 3,
                                                      2002             2001              2002             2001
                                                ----------------  ---------------   ---------------  ---------------
Net sales                                              100.0%           100.0%           100.0%          100.0%
Cost of sales                                           72.3              72.3              71.4             71.8
                                                ----------------  ---------------   ---------------  ---------------
Gross profit                                            27.7              27.7              28.6             28.2
Selling, general and administrative expenses            29.2              27.6              27.4             26.5
                                                ----------------  ---------------   ---------------  ---------------
Operating income (loss)                                 (1.5)              0.2               1.2              1.7
Interest expense, net                                    0.4               0.5               0.4              2.1
                                                ----------------  ---------------   ---------------  ---------------
Income (loss) before income tax provision
    (benefit) and extraordinary loss                    (1.9)             (0.3)              0.9             (0.4)
Income tax provision (benefit)                          (0.8)             (0.1)              0.4              0.0
                                                ----------------  ---------------   ---------------  ---------------
Income (loss) before extraordinary loss                 (1.1)             (0.2)              0.5             (0.4)
Extraordinary loss on early extinguishment
    of debt, net of income tax benefit                                                                       (2.2)
                                                ----------------  ---------------   ---------------  ---------------
Net income (loss)                                       (1.1)%            (0.2)%             0.5%           (2.6)%
                                                ================  ===============   ===============  ===============
(1) due to rounding, columns may not add

Net Sales

Net sales increased by 23.7%, or $24.9 million, to $129.8 million in the third quarter of fiscal 2002 from $104.9 million in the same quarter last year. When comparing the third quarter of fiscal 2002 with the same quarter last year, net sales decreased by $2.2 million, or 2.2%, at comparable locations, increased by $20.4 million at eight stores opened during fiscal 2002 and increased by $6.7 million at stores opened during fiscal 2001 but not qualifying as comparable stores. Because our Greenwood location was closed on September 20, 2002 as a result of a tornado, for purposes of comparisons to prior fiscal periods, we have treated last year’s net sales subsequent to the comparable date of the store closing as net sales for stores not qualifying as comparable stores. This treatment has resulted in a reduction in net sales at non-comparable stores. The comparable store sales decrease in the third quarter of fiscal 2002 as compared with the same quarter last year was due primarily to decreases in the hunting, camping and outerwear categories against post September 11, 2002 increases in these categories in the same quarter last year.

Net sales in the nine month period ended November 2, 2002 increased by 25.3%, or $77.8 million, to $385.6 million from $307.8 million in the same period last year. When comparing the nine month period of fiscal 2002 with the same period last year, net sales increased by $4.6 million, or 1.5%, at comparable stores, increased by $31.9 million at eight stores opened during fiscal 2002 and increased by $41.3 million at stores opened during fiscal 2001 but not qualifying as comparable stores. Because our Greenwood location was closed on September 20, 2002 as a result of a tornado, for purposes of comparisons to prior fiscal periods, we have treated last year’s net sales subsequent to the comparable date of the store closing as net sales for stores not qualifying as comparable stores. This treatment has resulted in a reduction in net sales at non-comparable stores. The comparable store sales increased in the nine month period ended November 2, 2002 as compared with the same period last year was due primarily to higher sales in the athletic apparel, athletic footwear, accessories, fitness and baseball categories.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Gross Profit

Gross profit increased by 23.6%, or $6.8 million, to $35.9 million in the third quarter of fiscal 2002 from $29.1 million in the same quarter last year. Gross profit as a percentage of net sales for the third quarter of fiscal 2002 and the third quarter of fiscal 2001 was comparable at 27.7%.

Gross profit in the nine month period ended November 2, 2002 increased by 27.1%, or $23.5 million, to $110.3 million from $86.8 million in the same period last year. Gross profit increased as a percentage of net sales to 28.6% in the nine month period ended November 2, 2002 as compared to 28.2% in the same period last year due primarily to the leveraging of occupancy, buying and distribution expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 31.2%, or $9.0 million, to $37.9 million in the third quarter of fiscal 2002 from $28.9 million in the same quarter last year due primarily to expenses associated with stores opened during and subsequent to the third quarter of fiscal 2001. Selling, general and administrative expenses, as a percentage of net sales, increased in the third quarter of fiscal 2002 to 29.2% from 27.6% in the same period last year due primarily to higher marketing costs associated with our expansion program and higher pre-opening costs. We opened five stores during the third quarter of fiscal 2002 as compared to three stores during the third quarter last year.

Selling, general and administrative expenses increased by 29.3%, or $23.9 million, to $105.5 million for the nine month period ended November 2, 2002 from $81.6 million in the same period last year due primarily to expenses associated with stores opened during and subsequent to fiscal 2001. Selling, general and administrative expenses, as a percentage of net sales, increased in the nine month period to 27.4% from 26.5% due largely to higher marketing expenses, primarily in support of our expansion program, and higher pre-opening costs due to opening more stores in fiscal 2002 than in the same period last year.

Operating Income (Loss)

Operating income decreased by $2.17 million in the third quarter of fiscal 2002 to a loss of $2.0 million from income of $170,000 in the same quarter last year. The decrease was due primarily to higher selling, general and administrative expenses related to higher marketing expenses and pre-opening costs. The closing of the Greenwood store on September 20, 2002, as a result of the tornado, did not have a negative impact on operating income as we recognized income from insurance proceeds, which we received at the end of November, to cover the lost earnings from the date of the store closing to the end of the quarter.

Operating income in the nine month period ended November 2, 2002 decreased by 7.7%, or $400,000, to $4.7 million from $5.1 million in the same period last year. The decrease was due to higher selling, general and administrative expenses, partially offset by higher gross profit.

Interest Expense, Net

Interest expense, net of interest income, increased 7.5%, or $36,000, to $514,000 in the third quarter of fiscal 2002 as compared to interest expense, net of interest income, of $478,000 in the same period last year. The increase was due primarily to higher average outstanding borrowings under our revolving credit facility during the third quarter of fiscal 2002 as compared to the same period last year.

Interest expense, net of interest income, in the nine month period ended November 2, 2002 was $1.3 million as compared to interest expense, net of interest income, of $6.3 million in the same period last year. The decrease was due primarily to the extinguishment of subordinated and junior subordinated notes with the proceeds from our initial public offering during the second quarter last year, as well as lower average outstanding borrowings under our revolving credit facility in the nine month period ended November 2, 2002 as compared to the same period last year.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Income Taxes

Our effective income tax rate was 41.0% in the nine month period ended November 2, 2002. This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates in the various states in which we currently conduct business.

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

Net Income (Loss)

As a result of the foregoing factors, the net loss increased by $1.3 million, to $1.5 million, or 1.1% of net sales, in the third quarter of fiscal 2002 as compared to a net loss of $168,000, or 0.2% of net sales, for the same period last year.

As a result of the foregoing factors, net income increased by $3.3 million, to $2.0 million, or 0.5% of net sales, in the nine month period ended November 2, 2002 as compared to a net loss before the extraordinary loss on early extinguishment of debt of $1.3 million, or 0.4% of net sales in the same period last year.

Liquidity and Capital Resources

Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the nine months ended November 2, 2002, these capital and liquidity requirements were primarily funded from cash and cash equivalents on hand at the beginning of the year and borrowings under the revolving credit facility. Cash flows from operating, investing and financing activities for the nine months ended November 2, 2002 and November 3, 2001 are summarized below.

Net cash used in operations was $11.3 million for the nine months ended November 2, 2002, compared to cash used in operations of $22.4 million for the same period last year. The decrease in net cash used in operations was primarily the result of an increase in accounts payable for inventories and higher net income, partially offset by an increase in merchandise inventories for new stores.

Net cash used in investing activities was $53.0 million for the nine months ended November 2, 2002, compared to $22.7 million for the same period last year. The increase was the result of an increase in capital expenditures and a decrease in accounts payable for capital expenditures, which related primarily to new store construction and fixturing. We have opened nine new stores in fiscal 2002, including one opened November 15, 2002, compared to five stores opened in fiscal 2001.

Net cash provided by financing activities was $35.5 million for the nine month period ended November 2, 2002, compared to $47.9 million for the same period last year. The decrease was due primarily to the net proceeds during the second quarter last year of approximately $112.0 million from the sale of 6.5 million shares of common stock partially offset by $62.8 million used last year to extinguish outstanding subordinated and junior subordinated notes. We had $40.0 million in net borrowings under the revolving credit facility during the nine months ended November 2, 2002, compared to net payments of $5.5 million during the same period last year.

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources, continued

On May 3, 2001, we entered into a revolving credit facility agreement with a syndicate led by JP Morgan Chase & Co., as administrative agent, which matures on May 3, 2004. The revolving credit facility allows for borrowings of up to $160.0 million, a portion of which may be used to issue letters of credit. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest which varies depending on the ratio of our average outstanding debt to cash flow. We pay an annual commitment fee on the unused portions of the revolving credit facility in an amount equal to 0.50% of the unused amounts. As of November 2, 2002, we had $40.0 million in outstanding borrowings and availability of $85.5 million, net of $5.6 million used in support of letters of credit, under our revolving credit facility.

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

Also, on May 25, 2001, we entered into a $6.0 million construction loan to finance the construction of a new store building in Rochester, New York. Advances under the construction loan are secured by the building, and the agreement requires monthly payment of interest under several interest rate options, with a rate on November 2, 2002 of 3.66%. Outstanding advances as of November 2, 2002 were $6.0 million. All unpaid principal and interest is due May 1, 2003. To retire this construction loan and any future construction loans, we may use our existing credit facility or we may seek to do longer term mortgage financing on the building.

On July 1, 2002, we paid $5.3 million for all remaining principal and interest outstanding under the construction loan with a bank for our store building in Buffalo, New York.

Our net working capital at November 2, 2002 was $85.4 million, compared to $52.1 million at February 2, 2002. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long term debt). The increase in working capital resulted primarily from an increase in merchandise inventories for new stores opened in fiscal 2002, a seasonal increase in merchandise inventories, and higher landlord construction receivables. These increases were partially offset by an increase in accounts payable. We had $7.9 million in cash and cash equivalents as of November 2, 2002.

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

Our capital requirements depend primarily on the number of new stores that we open and the timing of those openings within a given year. For fiscal 2002, we currently estimate our total capital expenditures to range between $65.0 to $68.0 million, net of agreed-upon landlord construction contributions. The capital expenditures

GALYAN’S TRADING COMPANY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources, continued

estimate contemplates $59.0 to $61.0 million for nine new stores that we opened during fiscal 2002, including the eight stores opened during the nine month period ended November 2, 2002 and one store opened on November 15, 2002, and also contemplates estimates of construction-in-progress disbursements for anticipated fiscal 2003 openings. The capital expenditures estimate for fiscal 2002 also includes approximately $6.0 to $7.0 million for remodeling and maintenance relating to our existing stores, technology upgrades and corporate capital expenditures. In addition to this capital expenditures estimate, we currently anticipate approximately $5.0 million of non-capitalizable pre-opening costs for the nine new stores opened during fiscal 2002.

We currently anticipate opening nine new stores in fiscal 2003. We believe that developer or real estate investment company financing, longer term mortgage financing, cash flows from operations and borrowings available under our revolving credit facility will be sufficient to fund our working capital and finance capital expenditures through fiscal 2003. To fund our new store growth plans and working capital needs in fiscal 2004 and beyond, we currently intend to consider a variety of potential capital and financing sources, including, among others, the renewal and possible expansion of our revolving credit facility, which matures on May 3, 2004.

New Accounting Pronouncements

On February 3, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective with the adoption, we no longer amortize goodwill, but evaluate it on an annual basis to determine whether there has been an impairment of goodwill. There was no impairment charge resulting from the adoption of this standard. Goodwill amortization expense was approximately $196,000 and $587,000 for the three and nine month periods ended November 3, 2001. No goodwill amortization was expensed for the three and nine month periods ended November 2, 2002.

During June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for us beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No. 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. We will adopt SFAS No. 145 no later than the first quarter of 2003, at which time the extraordinary loss on early extinguishment of debt will be reclassified in the comparative financial statements to be included within earnings (loss) from operations before income taxes.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our construction loan which are benchmarked to U.S. and European short-term variable rates. The aggregate balance outstanding under our revolving credit facility and construction loan as of November 2, 2002 and February 2, 2002 totaled $46.0 million and $10.9 million, respectively. The impact of a one percentage point change on our results of operations for the period ended November 2, 2002 would not be significant.

Item 4.

CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of the Chief Executive Officer, the Chief Financial Officer and other members of senior management, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date we carried out this evaluation.

GALYAN’S TRADING COMPANY, INC.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

On September 17, 2002, the Company filed a current report on Form 8-K, dated the same date, reporting a Regulation FD Disclosure relating to a certification of the Company’s Principal Executive Officer and Principal Financial Officer as to the matters required by Section 906 of the Sarbanes-Oxley Act of 2002.

GALYAN’S TRADING COMPANY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GALYAN’S TRADING COMPANY, INC.

Date: December 16, 2002	by: /s/ Edward S. Wozniak

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ Robert B. Mang
Robert B. Mang Chief Executive Officer and Chairman of the Company

GALYAN’S TRADING COMPANY, INC.

CERTIFICATIONS

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ Edward S. Wozniak
Edward S. Wozniak Senior Vice President and Chief Financial Officer