Form 10-K
period 2003-02-02
GALYANS TRADING CO INC
filed 2003-04-24
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended February 1, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to______

Commission File No. 000-32911

Galyan’s Trading Company, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1529720
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2437 East Main Street, Plainfield, Indiana 46168
Telephone Number (317) 612-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of class
Common Stock
(no par value)

Securities registered pursuant to Section 12(g) of the Act: None

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

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  X   No

             This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to pages 32-38 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

             The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $76,290,358 as of August 2, 2002 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for August 2, 2002. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $81,773,710 as of March 27, 2003 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for March 27, 2003. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

             17,085,716 shares of the registrant’s common stock were outstanding on March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

             Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 15, 2003 (the “2003 Proxy Statement”).

PART I

Forward-Looking Statements

             We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including those described at the end of Item 7 of this Report. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 1.          BUSINESS

General

             Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We currently operate 36 stores in 17 states, including two stores that we opened in March 2003 (after the end of fiscal 2002). We operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31. Our 2002 fiscal year (52 weeks) ended on February 1, 2003. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 hereof.

             We commenced business more than 40 years ago when the Galyan family opened its first outdoor store in the greater Indianapolis market, and our current corporate entity was organized in Indiana in 1980. Limited Brands, Inc. (formerly known as The Limited, Inc. and hereafter, “Limited Brands”) purchased all of our stock from the Galyan family in 1995, and FS Equity Partners IV, L.P. (hereafter, “Freeman Spogli”) purchased a majority interest in us from Limited Brands in 1999. In July 2001, we completed our initial public offering and became a publicly traded company on the NASDAQ National Market.

Business Strategy

             We are focused on being the premier active lifestyle retailer in the United States and the primary outdoor and athletic equipment, apparel, footwear and accessory destination for the entire family. The key elements of our strategy are:

             Rapidly Expand Our Store Base. We believe our retail concept has broad national appeal and that we have significant new store expansion opportunities in new and existing markets. We have rapidly expanded our store base, having opened 14 stores in the past two fiscal years. We plan to open an additional nine stores in fiscal 2003, including the two stores already opened in March. We have successfully implemented our store format in multiple venues, including freestanding stores, power strip shopping centers, malls and lifestyle centers. Power strip centers are large, open-air shopping centers primarily comprised of large tenants with stores greater than 20,000 square feet. Lifestyle centers are large open-air complexes usually comprised of a combination of retailers, restaurants, movie theaters and interactive entertainment facilities.

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

             Employ A Differentiated and Disciplined Merchandising Strategy. We provide a product assortment that emphasizes middle to high-end merchandise. In addition to the widely recognized brands typically sold in traditional sporting goods stores, we emphasize higher quality and more technically advanced products often confined to more narrowly focused specialty retailers, and we offer private label merchandise which serves to complement our branded product offerings. Our broad and expansive product range enables us to demonstrate the advantages of our high-end merchandise to the customer, which we believe increases our sales of these higher priced products. Our merchandising strategy features every day value pricing and we generally strive to avoid temporary product markdowns and run promotions primarily to clear merchandise as seasons or fashions change.

             Provide Superior Customer Service and Product Knowledge. We seek to distinguish ourselves from our competitors by emphasizing customer service and product knowledge. We strive to hire sales associates who are experienced, enthusiastic and knowledgeable about one or more activities or sports. In addition, during their first several months with us, we provide our new sales associates with an average of 56 hours of training focusing on our products, operations and customer service culture. We emphasize training because we believe experienced, enthusiastic and knowledgeable sales associates have greater credibility with our customers and a greater ability to influence their purchasing decisions. As part of our commitment to customer service, we also provide our customers with specialized pro shop services such as tennis racquet stringing, a full service bicycle and ski shop, ice skate sharpening, basketball goal installation, golf club re-gripping, team uniforms and hunting and fishing equipment setup, repairs and licenses.

             Enhance Our Image and Extend Our Reach. We seek to build and enhance the recognition, appeal and reach of the Galyan’s image through our marketing efforts, every day value pricing, superior customer service, private label products and community commitment campaign. Our marketing efforts include magazine style newspaper inserts, direct mail, radio and television advertising. We have also created a preferred customer program designed to build customer loyalty by rewarding significant purchasing activity, which enables us to specifically target our mailings to the interests of our preferred customers. In addition, through participation in numerous community level events, primarily focused on athletic and outdoor activities, we strive to increase our visibility in the local community and further enhance our image as an active lifestyle retailer and a destination for the entire family.

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

             We currently expect to open nine new stores in fiscal 2003, including the stores already opened this fiscal year in Illinois (in Orland Park Place, located in Orland Park, Illinois) and (in The Shoppes at Grand Prairie, located in Peoria, Illinois). The Peoria, Illinois store represents a test of a one-level 65,000 square foot new design prototype. The remaining seven stores scheduled to open in fiscal 2003, for which we have fully executed leases, are located in Indiana, Nebraska, New York, New Jersey, Virginia, Ohio and Illinois. Expansion in future years will depend on, among other things, general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for our products, the availability of adequate capital, desirable locations at acceptable terms, qualified management personnel, our ability to manage the operational aspects of our growth and comparable store performance.

Merchandising

             We strive to provide a broad product range and selection that emphasize our strategy of brand tiering our merchandise assortments. We offer a range of brands at different price points to attract shoppers at every income, interest and skill level. We carry a broad range of products for men, women, boys and girls, including approximately 90,000 merchandise items in our typical store.

             Our product offerings include the following product lines and merchandise categories:

Athletic Equipment: golf and racquet sports, team sports (for example, baseball, softball, soccer, basketball, hockey, football and lacrosse), fitness, health and exercise equipment and family recreation games such as ping pong tables and lawn games.

Athletic and Casual Apparel: running, training and fitness apparel, khakis, jeans, sweaters, shorts, swimwear, golf, tennis and team apparel.

Footwear: athletic footwear, casual footwear (including brown shoes and sandals), hiking and hunting boots.

Outdoor Equipment: camping, hunting and fishing equipment, winter sports equipment (including alpine and cross country skis, snowboards and snow shoes), water sports merchandise (such as water skis, wake boards and other towables), bicycles and in-line skates.

Outdoor Apparel: technical and fashion outerwear, hunting and fishing apparel, ski apparel, mountain outerwear, rainwear and work apparel.

             The following table sets forth the approximate percentage of sales attributable to athletic equipment, athletic and casual apparel, footwear, outdoor equipment and outdoor apparel for fiscal 2002:

Merchandise Category	Percentage of Sales Fiscal 2002

Athletic equipment	17%
Athletic and casual apparel	23%
Footwear	14%
Outdoor equipment	31%
Outdoor apparel	15%

Total	100%

             We showcase products from a large number of widely recognized vendors such as Nike, Columbia, adidas, New Balance and The North Face. In some cases, the breadth of our product categories allows us to show a wide variety of a vendor’s products, which strengthens our relationships with these vendors and provides us with favorable privileges, such as increased access to new product introductions, exclusive limited edition goods, color updates and size extensions. We purchase merchandise from approximately 1,300 vendors, of which the top twenty vendors accounted for 35.0% of our total purchases in fiscal 2002.

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

             We customize our merchandise selection based on local customer interest and demand, as well as the seasonal variances in our markets. For example, our fishing department may feature ice and walleye fishing products in the Minneapolis/St. Paul market, bass fishing products in the Atlanta market, salt water fishing products in the Washington, D.C. market and fly fishing products in the Denver market. Additionally, we typically arrange the baseball department in early February in the Atlanta, Dallas and the Washington, D.C. markets to accommodate the earlier season while waiting until April in markets such as Minneapolis and Buffalo.

Marketing

             Our marketing strategy reflects our strategic positioning of Galyan’s as an active lifestyle retailer. Our active lifestyle brand image is emphasized in each and every marketing message we create, from newspaper, direct mail, magazine, radio and television advertising, to our in-store visual presentation and support of national and local events and community activities. All of our marketing efforts are intended to promote, enhance and build the brand while reinforcing our competitive strengths and price/value message.

             Our marketing effort integrates the broad reach of newspaper supplements, television, and strategic national magazine inserts, with targeted direct mail vehicles, event-based radio advertising and e-mail campaigns. We use this integrated and balanced media mix to reach each of the three customer segments that we target: recreational, enthusiast and avid customers.

             In addition, our preferred customer program has a rapidly expanding database of loyal shoppers who are rewarded for ongoing purchases and encouraged through special offers and incentives. We ask our preferred customers about their interests to understand their individual preferences and purchasing decisions. We use this information to send customized mailings highlighting brands, products, promotions and events related to their particular areas of interest.

             Another key component of our strategy is our event marketing campaigns. We combine our strategic media partnerships and strong vendor relationships with regional community commitment efforts to build major company-wide events, differentiating us from our competitors.

             Through local activities, events and organizations, we pursue relationships with local organizations and groups related to our business to develop loyalty and impact at the community level in all markets. We believe our community commitment program generally positions us as a positive force in our communities and further enhances our image as an active lifestyle retailer.

New Store Site Selection

             We generally seek to enter metropolitan markets across the United States in prime real estate locations with high visibility and easy access to major roadways. We target a variety of locations, including malls, lifestyle centers, power strip centers and freestanding locations, in areas with upscale demographics, which fit well with our middle to high-end merchandise profile. Although we have historically operated primarily in areas with marked seasonal variation and expect these areas to be our primary focus in the next few years, we have successfully opened and operated stores in Atlanta, Dallas and Las Vegas and believe there continue to be significant expansion opportunities for us to exploit in areas with less marked seasonal variation.

             After we identify potential markets, we combine the market research, demographic and competitive data with an analysis of our store characteristics to develop forecasts for each proposed store location. To assess the costs of a potential site, we also gather preliminary proposals from developers and have our store planning group estimate the total cost of constructing the store, including both the exterior and the interior materials and fixtures, which our store planning group generally procures for new stores. Based on our revenue and cost estimates, we build a detailed store level model to assess the potential profitability and return on capital from a site. We present information on potential sites to the real estate committee of our board of directors for their review. If our real estate committee determines that a potential site may be sufficiently desirable, it recommends the site for approval to the full board of directors.

New Store Financing

             We seek to obtain financing for new stores from real estate developers, real estate investment companies and other sources, which is important for achieving our growth strategy. In our experience, developer financing is often available for malls, lifestyle centers and power strip centers. In addition, it is also possible to receive financing for freestanding locations through a real estate investment company. Financing for new stores typically involves a per square foot cash allowance that is generally sufficient to cover all or a significant portion of the building construction costs. In general, the financing party owns the building and, in some cases, also the land, and leases the property to us under a lease to operate the store. Our leases generally have an initial term of 15 to 20 years, with several multi-year renewal options. We prefer these methods of financing our new stores because it often requires us to supply only the capital necessary to purchase the interior fixtures and initial inventory and to fund pre-opening costs. We will need to continue to receive significant financing from developers or real estate investment companies in order to continue expanding our store base. In fiscal 2003, we will receive developer financing for six of our nine stores. As more fully described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for those stores where we receive developer financing, we anticipate receiving similar relative levels of developer financing in fiscal 2003 as we received in fiscal 2002, although we can make no assurances that this type of financing will continue to be available on terms that are favorable to us.

             If developer or real estate investment company financing is not available, we typically seek construction loans, secured by a mortgage, or rely on our revolving credit facility. Under a construction loan, we generally borrow money from a financial institution, with a mortgage against the building being built as security for the loan. Construction loans typically require payment of all outstanding principal no later than two years after the store opens. When repayment on these loans becomes due, we seek alternative financing transactions, which might include a sale-leaseback transaction under which we sell our ownership interests in the store building and, if we own it, the land, and enter into a capital or operating lease covering the building and, if we own it, the land, or we may seek to do longer term mortgage financing on the building to replace the initial construction loan. We may also use funds available under our revolving credit facility to retire these construction loans. Our current revolving credit facility requires us to obtain the consent of our lenders to enter into sale-leaseback transactions and long-term mortgages and, in excess of specific limits, construction loans. With our lender’s previous consent, we entered into construction loans for our Buffalo, New York and Rochester, New York stores. Our revolving credit facility permits us to enter into sale-leaseback transactions for these two stores. On July 1, 2002, we paid all amounts due under the construction loan for the Buffalo, New York store with funds available under our revolving credit facility. All amounts outstanding under the construction loan for the Rochester, New York store are due May 1, 2003 and will be paid with funds available under our revolving credit facility.

Distribution

             We operate a 364,000 square foot distribution center in Plainfield, Indiana. This distribution center serves as our primary receiving, distribution and warehousing facility, supplemented by smaller regional warehouse facilities in Minnesota, Missouri, Kansas, Ohio and Virginia. We contract with common carriers to deliver merchandise to our stores outside of the Indianapolis area, and we operate our own trucks for delivery of merchandise from the distribution center to our four greater Indianapolis market stores. Merchandise not distributed through the distribution center is shipped directly to the stores.

             Approximately 45% of our product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for our stores. Due to the efficiencies cross-docking creates, we require many of our vendors to pre-package their products to increase the percentage of merchandise that we cross-dock. The remaining product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery.

Management Information Systems

             We have management information software systems for our store point of sale transactions, warehouse transactions, inventory and merchandise management, financial systems, human resource, payroll and new store planning and construction reporting. We track our store level point of sale transactions using a software system from Datavantage (previously known as Applied Digital Solutions) that we installed in October 2000. This software features basic cash register functions and gathers batch transaction data for inventory management and loss prevention. We monitor our warehouse transactions and track both the shipments we receive from our vendors and the shipments we make to our stores, using software from Retek that we installed in February 2001. For inventory and merchandise management, we currently collect transactional information gathered by our Datavantage and Retek software systems and transfer that information into a software system provided by JDA, which was installed in December 2002. Also, during fiscal 2002, we installed sales audit and loss prevention systems from Datavantage as well as the PeopleSoft human resource and payroll modules. During 2001, we replaced our financial tracking and reporting software with the PeopleSoft system, which included the installation of the general ledger, accounts payable, new store planning and construction reporting and asset management modules.

             We believe our management information systems are adequate to support our current operations and planned new store expansion.

Store Management and Operations

             We manage our stores through national, regional and store based personnel. Our Senior Vice President Director of Stores has general oversight responsibility for all of our stores. We employ territory directors who oversee stores in several states and report directly to the Senior Vice President Director of Stores. Each of our stores has a store manager who is responsible for all aspects of store operations and reports directly to a territory director. Each store manager has at least one assistant store manager reporting to them who assists in the management of the selling departments, store operations and other administrative functions. Additionally, we employ several department managers who report directly to the store manager or assistant store manager. Each department manager is typically responsible for several related merchandise departments.

Competition

             The retail market for athletic and outdoor equipment, footwear and outdoor and specialty apparel is highly competitive. We face competition largely from five general categories of retailers: sporting goods stores, outdoor specialty stores, casual apparel retailers, athletic specialty stores and mass merchandisers. We compete on the basis of selection, customer service, style, price and quality.

             Sporting Goods Stores. Stores in this category include large format sporting goods stores, such as The Sports Authority, Inc. and Gart Sports Company, who have announced their intention to merge their businesses, and Dick’s Sporting Goods, Inc.. These stores typically range from 30,000 to 60,000 square feet in size and tend to be freestanding or located in strip shopping center anchor locations, and traditional sporting goods chains and local independent sporting goods retailers, whose stores typically range from 5,000 to 20,000 square feet and are typically located in regional malls and strip shopping centers. Although these competitors, including Henry Modell & Company, Inc., Champs Sports (owned by Foot Locker, Inc.) and Hibbetts Sporting Goods, Inc., carry many of the same items as we do and several have a larger number of stores and more widely recognized name, we believe we carry more high-end, technical merchandise, and more apparel, and have a more appealing store environment. In addition, with respect to the traditional and local sporting goods stores, we have significantly larger stores and carry a much broader and deeper merchandise selection.

             Outdoor Specialty Stores. Stores in this category include specialty stores and pro shops such as Cabela's, Inc., Bass Pro Shops, Inc., Eastern Mountain Sports, Inc. and Recreational Equipment, Inc. Although these competitors do not carry as broad of a merchandise selection as we do, they are generally well recognized for their customer service and product selection in their respective areas of specialization, such as hunting, fishing or backpacking equipment.

             Casual Apparel Retailers. Companies in this category include national outdoor apparel retailers such as L.L. Bean, Inc., Lands End, Inc. (owned by Sears, Roebuck and Co.) and Eddie Bauer, Inc. These companies use multiple channels to sell their products, including catalogs, e-commerce, traditional retail stores and outlet mall locations. These retailers focus primarily on casual apparel, and generally carry significantly less outdoor and athletic equipment.

             Athletic Specialty Stores. Stores in this category include The Athlete's Foot Stores, Inc., Finish Line, Inc., Foot Locker, Inc, Golf Galaxy, Inc., and Nevada Bob's Golf, Inc. These stores typically range in size from 1,000 to 10,000 square feet and are frequently located in regional malls and strip shopping centers. These competitors have greater national name recognition and more stores than we do, but carry a more limited selection of merchandise.

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

Trademarks and Tradenames

             Through a wholly owned subsidiary, we have registered our trademark “Galyan’s”, “Galyan’s Sports and Outdoor Adventure” and our bear design with the United States Patent and Trademark Office. “Galyan’s” is also a federally registered servicemark. In addition, through our wholly owned subsidiary, we own several other trademarks and servicemarks involving advertising slogans and other names and phrases used in our business.

Governmental Regulation

             We are a licensed retail firearms dealer in each jurisdiction in which we do business. As such we are required to comply with federal, state and local regulations governing the handling and transfer of firearms. At the federal level, these include The Gun Control Act of 1968, Title 18, Chapter 44, United States Code, as amended; and the National Firearms Act, Title 26, Chapter 53, United States Code, as amended.

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

Employees

             On March 27, 2003, we operated 36 stores and had approximately 5,500 employees, of whom approximately 2,300 worked full time, approximately 2,200 worked part time and approximately 1,000 were full time and part time seasonal employees. During our fiscal fourth quarter, the number of our employees increases significantly. For example, on January 1, 2003, we operated 34 stores and had approximately 6,200 employees of whom approximately 2,400 worked full time, approximately 2,400 worked part time and approximately 1,400 were full time and part time seasonal employees. None of our employees are covered by a collective bargaining agreement and we believe our relations with our employees are good.

Seasonality and Inflation

             Our business cycle is seasonal, with higher sales and profits generally occurring in the second and fourth fiscal quarters. In fiscal 2002, our sales results were as follows: 19.0% in the first quarter, 23.8% in the second quarter, 21.7% in the third quarter and 35.5% in the fourth quarter. We have significantly higher cash outlays in the fiscal fourth quarter due to higher purchase volumes and increased staffing.

             Management does not believe inflation had a material effect on the consolidated financial statements for the periods presented. There can be no assurance, however, that our business will not be affected by inflation in the future.

Galyan’s Website and Access to Filings

             We post all of our periodic reports on Form 10-K and 10-Q, and current reports on Form 8-K, on our website at www.galyans.com as soon as reasonably practical after the reports are filed with or furnished to the Securities and Exchange Commission. Access to these reports is free of charge.

Item 2.          PROPERTIES

             Our principal executive offices are located in leased facilities at 2437 East Main Street, Plainfield, Indiana 46168. We lease our main distribution center in Plainfield, Indiana and small regional satellite distribution warehouses located in Minnesota, Missouri, Kansas, Ohio and Virginia. The lease for our executive offices expires in October 2005 and we have six five-year renewal options. The lease for our main distribution center expires in December 2020 and we have eight five-year renewal options. We believe our distribution facilities are in good condition and are currently suitable for our business needs. While we believe our executive offices are in good condition and are suitable for our business needs over the next 12 to 18 months, we are currently exploring alternative executive office facilities to accommodate our anticipated future growth.

             The following table describes each of our 36 stores in the order in which they were opened, starting with the most recent:

Market	Location	Opening Date	Gross Square Feet

Chicago	Orland Park Place Orland Park, IL	March 2003	97,548

Peoria	The Shoppes at Grand Prairie Peoria, IL	March 2003	65,084

Boston	Danvers, MA	November 2002	78,500

Las Vegas	Galleria at Sunset Mall Henderson, NV	October 2002	84,266

St. Louis	West County Mall Des Peres, MO	September 2002	83,135

Chicago	Geneva Commons Geneva, IL	September 2002	80,041

Dallas	The Parks at Arlington Mall Arlington, TX	August 2002	84,717

Colorado Springs	First & Main Town Center Colorado Springs, CO	August 2002	82,932

Lansing	Meridian Mall Okemos, MI	July 2002	82,088

Denver	Park Meadows Mall Littleton, CO	April 2002	81,899

Chicago	Village Crossing Niles, IL	March 2002	111,969

Salt Lake City	The Gateway Salt Lake City, UT	November 2001	91,146

Louisville	Oxmoor Centre Louisville, KY	October 2001	80,355

Detroit	Fountain Walk Center Novi, MI	October 2001	83,281

Rochester	Marketplace Mall Henrietta, NY	July 2001	83,578

Dallas	Stonebriar Centre Frisco, TX	May 2001	79,391

Grand Rapids	Rivertown Crossing Mall Grandville, MI	September 2000	91,471

Denver	Flatiron Crossing Mall Broomfield, CO	August 2000	97,241

Buffalo	Walden Galleria Mall Buffalo, NY	April 2000	80,118

Atlanta	Mall of Georgia Buford, GA	August 1999	83,391

Atlanta	Lenox Town Center Atlanta, GA	July 1999	122,494

Atlanta	Town Center Commons Kennesaw, GA	March 1999	76,505

Chicago	Fountain Square Lombard, IL	February 1999	89,917

Indianapolis	Castleton Square Mall Indianapolis, IN	October 1998	76,108

Chicago	Streets of Woodfield Schaumburg, IL	October 1998	170,521

Washington, D.C	Washingtonian Center Gaithersburg, MD	July 1998	100,584

Washington, D.C	Fairlakes Fairfax, VA	July 1998	104,236

Minneapolis/St. Paul	Richfield, MN	September 1997	101,270

Columbus	Easton Marketplace Columbus, OH	September 1997	83,638

Minneapolis/St. Paul	Tamarack Village Center Woodbury, MN	October 1996	81,019

Minneapolis/St. Paul	West Ridge Market Minnetonka, MN	October 1996	99,445

Kansas City	Leawood Town Center Leawood, KS	September 1996	100,945

Indianapolis	Village Park Plaza Carmel, IN	March 1995	65,520

Columbus	Dublin, OH	September 1994	74,636

Indianapolis	Pike Plaza Indianapolis, IN	February 1989	33,642

Indianapolis	Plainfield, IN	January 1960	47,806

             In September of 2002, our store in Greenwood, Indiana, which opened in 1985 and had 42,189 gross square feet, was destroyed by a tornado. We currently intend to reopen this store in 2003 and operate it as a clearance center through the expiration of the lease term in January 2006. We do not intend to include this location in our store count or this store’s sales in our comparable store sales calculation.

             Currently, we lease the land and building improvements for 33 of our stores. We own the building improvements for the remaining three stores, which are located in Plainfield, Indiana, Buffalo, New York and Rochester, New York. Our store leases provide for original lease terms that generally range from 15 to 20 years and most of them provide for multiple five-year renewal options at increased rents.

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

PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                      MATTERS

             Our common stock is listed on the Nasdaq National Market System under the symbol “GLYN.” The closing price of our common stock on Nasdaq was $13.04 on March 27, 2003. The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. More generally, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies such as ours. These broad market fluctuations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Stockholders

             The number of our common stockholders of record as of March 27, 2003 was 129. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Stock Price Information

             Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal year ended February 1, 2003 as reported by the Nasdaq National Market System.

	Fiscal 2002		Fiscal 2001
Fiscal Quarter:	High	Low	High	Low
First Quarter	$19.88	$10.65	--	--
Second Quarter	$23.20	$12.40	$20.47	$12.60
Third Quarter	$15.10	$ 7.00	$12.95	$ 8.00
Fourth Quarter	$15.10	$ 9.41	$14.36	$10.74

Recent Sales of Unregistered Securities

             None.

Item 6.          SELECTED FINANCIAL DATA

             The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2002, 2001 and 2000 and selected balance sheet data for fiscal 2002 and 2001 are derived from our audited consolidated financial statements that are included in this Report. The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year (1)
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share and square footage data)

Consolidated Statement of Operations Data:
Net sales	$ 597,745	$ 482,528	$ 421,662	$ 328,121	$ 219,597
Gross profit(2)	181,515	144,575	126,451	94,371	61,315
Selling, general and administrative expenses(3)	148,357	118,070	105,935	81,377	57,319
Corporate allocation from Limited Brands(4)	--	--	--	3,600	4,930
Costs of recapitalization(5)	--	--	--	1,085	--

Operating income(loss)	33,158	26,505	20,516	8,309	(934)
Interest expense, net(6)	1,796	6,723	13,891	5,384	159
Loss on investment in MVP.com	--	--	4,621	--	--

Income (loss) before income tax expense (benefit),
extraordinary loss and cumulative effect of
change in accounting principle	31,362	19,782	2,004	2,925	(1,093)
Income tax expense (benefit)	12,642	8,340	1,641	1,708	(107)

Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle	18,720	11,442	363	1,217	(986)
Extraordinary loss, net of income tax expense(7)	--	(6,810)	--	--	--
Cumulative effect of change in accounting
principle, net of income tax expense(8)	--	--	--	(1,067)	--

Net income (loss)	$ 18,720	$ 4,632	$ 363	$ 150	$ (986)

Earnings (loss) per share (7)(8)(9)
Basic	$ 1.10	$ 0.32	$ 0.03	$ 0.02	$ (0.27)
Diluted	$ 1.09	$ 0.32	$ 0.03	$ 0.02	$ (0.27)
Weighted average shares outstanding(9)
Basic	17,044,902	14,445,401	10,419,021	6,226,220	3,600,000
Diluted	17,178,342	14,688,800	10,573,261	6,226,220	3,600,000
Cash dividend declared per share(10)	--	--	--	$ 2.60	--

Selected Store Data:
Number of stores open (at fiscal year end)	34	26	21	18	14
Comparable store sales increase(11)(12)	0.5%	0.2%	10.2%	8.4%	4.8%
Average net sales per store(13)	$ 20,459	$ 20,796	$ 21,142	$ 19,524	$ 16,716
Total gross square footage (at fiscal year end)	2,967,805	2,240,447	1,822,696	1,553,866	1,181,559
Average gross square footage per store
(at fiscal year end )(14)	87,288	86,171	86,795	86,326	84,397
Net sales per gross square foot(15)	$ 233	$ 240	$ 245	$ 231	$ 229
Net sales per selling square foot(16)	$ 298	$ 302	$ 308	$ 292	$ 287

Other Selected Operating Data:
Capital expenditures	$ 59,453	$ 37,252	$ 20,413	$ 24,318	$ 21,077
Depreciation and amortization of non-financing
intangibles	$ 17,537	$ 13,749	$ 11,504	$ 10,671	$ 6,984

Fiscal Year (1)
Selected Financial Data, continued	2002	2001	2000	1999	1998
(dollars in thousands, except per share and square footage data)

Consolidated Balance Sheet Data:
Net working capital(17)	$ 54,315	$ 52,139	$ 47,903	$ 45,907	$ 42,580
Total assets	$ 321,221	$ 275,740	$ 201,089	$ 174,800	$ 138,160
Total long term-debt and capital lease
obligations	$ 186	$ 5,932	$ 75,995	$ 70,077	$ 1,270
Total shareholders' equity	$ 207,277	$ 187,221	$ 69,039	$ 66,914	$ 9,664

(1)	Our fiscal year ends the Saturday closest to January 31 and usually consists of 52 weeks. However, every five or six years our fiscal year consists of 53 weeks. Fiscal 2000 included 53 weeks.
(2)	Gross profit is the difference between net sales and the cost of sales. Cost of sales includes buying, occupancy and distribution costs.
(3)

Selling, general and administrative expenses include goodwill amortization of $783,000, $783,000, $808,000 and $772,000 in fiscal 2001, 2000, 1999, and 1998, respectively. No goodwill amortization was recorded in fiscal 2002. Also included are store pre-opening costs such as store payroll, grand opening event marketing, travel, supplies and other store costs.

(4)

Prior to the recapitalization in fiscal 1999, Limited Brands charged us for services they provided, including tax, treasury, legal, audit, leasing, risk management, benefit administration and other services. If these charges were not specifically identified, we charged them as a corporate allocation from Limited Brands. Costs charged to us by Limited Brands may be different from the costs we may have incurred had we provided these services ourselves or obtained them from a third party.

(5)	Costs of recapitalization represent expenses incurred in connection with our recapitalization in fiscal 1999.
(6)	Interest expense includes interest, amortization of financing intangibles, net of interest income.
(7)

In fiscal 2001, we incurred an extraordinary loss of $5.2 million, net of taxes, related to the expense of the remaining discount and deferred financing costs that resulted from extinguishing the subordinated and junior subordinated debt. In addition, we expensed the remaining deferred financing costs of $1.6 million, net of taxes, associated with the previous revolving credit facility. Earnings per share in fiscal 2001 before the extraordinary loss was $0.79 per share, basic and $0.78 per share, diluted.

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

(9)	Share data for fiscal 1998 and 1999 reflect a 1999 stock dividend effected in the form of a stock split (35,999:1).
(10)	In connection with the 1999 recapitalization, we paid a $9,344,000 special dividend to a wholly owned subsidiary of Limited Brands.
(11)

A store is not included in comparable store sales until its 14th month of operation. For purposes of comparison to fiscal 2002, in the calculation of fiscal 2002 comparable store sales increase only, for our Greenwood store which closed on September 20, 2002 due to a tornado, we have treated fiscal 2001 sales subsequent to the comparable date of the store closing as non-comparable store sales. In October 1998, we relocated a single freestanding store in Castleton, Indiana to a larger two story mall store. We have not included this relocated store in the comparable store sales calculation until its14th month of operation. If we had included the sales of the relocated store in comparable store sales, the comparable store sales would have been higher for fiscal 1999 and 1998.

(12)	Comparable store sales increased 8.8% for the first 52 weeks of fiscal 2000.
(13)	Average net sales per store is calculated by dividing net sales for stores open the entire period by the number of stores open the entire period.
(14)	Average gross square footage per store is calculated by dividing total gross square footage at period end by the number of stores open at period end.
(15)	Net sales per square foot is calculated by dividing net sales for stores open the entire period by the total gross square feet for those stores.
(16)	Net sales per selling square foot is calculated by dividing net sales for stores open the entire period by the total square selling feet of those stores.
(17)

Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding accounts payable to Limited Brands and the current portion of long term debt).

Item 7.           MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

             The following discussion and analysis of our financial condition and results of operations for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this report.

Business Overview

             We are a rapidly growing specialty retailer that offers a broad range of products appealing to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. A typical store ranges from approximately 80,000 to 100,000 square feet and features a distinctive two story glass facade, a fifty five foot high interior atrium, metal appointments and interactive and entertaining elements, such as the signature rock climbing wall. We currently operate 36 stores in 17 states, including two stores opened during the first quarter of fiscal 2003.

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

             We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable and generally accepted for companies in the retail industry. We believe that the following addresses the more critical accounting policies used in the preparation of our consolidated financial statements and require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Inventories: We state inventories at the lower of cost or market, on a first-in, first-out basis, utilizing the retail inventory method. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including among others, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The methodologies utilized by us in applying the retail inventory method are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, development of shrinkage reserves and the accounting for price changes. We review our inventory levels to identify merchandise that may not sell at its currently ticketed price for reasons such as style, seasonal adaptation or competition and generally use markdowns to clear merchandise.

Property and Equipment: Our property and equipment is stated at cost. We compute depreciation and amortization of property and equipment on a straight-line basis over the estimated useful lives of the related assets. We amortize leasehold improvements over the shorter of the estimated useful life or term of the lease.

Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets. If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses. During fiscal 2002, 2001 and 2000, no impairment was recorded as a result of our assessment. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

Income Taxes: The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since we fully anticipate that full amount of these assets should be realized in the future. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.

Effect of Certain Non-Recurring Items

             Our audited consolidated statements of operations include the following non-recurring items and events that affect comparability with other periods:

•	During fiscal 2002, we recognized net insurance proceeds of $1.1 million related to the Greenwood, Indiana store location that was destroyed by a tornado.

•

On July 2, 2001, we consummated our initial public offering of 6,500,000 shares of common shares at $19.00 per share. Upon the closing of the initial public offering, we repaid all outstanding principal and accrued interest under our subordinated and junior subordinated notes. In connection therewith, we recorded an extraordinary loss of $5.2 million incurred on early extinguishment of debt in connection with expensing the remaining deferred financing costs ($1.2 million) and the remaining unamortized discount on the subordinated and junior subordinated notes ($6.6 million), net of income taxes of $2.6 million.

•	During fiscal 2001, we recorded a charge of approximately $900,000 associated with termination costs for the former President and Chief Operating Officer.

•

In fiscal 2002, 2001 and 2000, we recorded compensation expense of $368,000, $165,000 and $50,000, respectively, relating to the issuance of stock options to management with an exercise price that was below fair value. We will record the remaining compensation expense relating thereto of $115,000 in fiscal 2003.

•

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

•

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

•	In fiscal 2000, we recorded stock compensation expense of $430,000 associated with the sale of common stock at below fair value to members of management and a director.

•	In connection with recruiting and hiring our Chief Executive Officer, we incurred expenses of $855,000 for a signing bonus, recruiting costs and relocation expenses in fiscal 2000.

      Net Sales

             Net sales consist of sales from comparable stores, non-comparable stores and new stores. A store is not included in comparable store sales until the start of its fourteenth month of operation. New store sales include sales from stores we opened in the current fiscal year. Non-comparable store sales include sales in the current fiscal year from our stores opened during the previous fiscal year before they have begun their fourteenth month of operation. In addition, our net sales in fiscal 2000 included sales we made at our merchandise cost to MVP.com.

      Cost of Sales

             Cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll and related benefits for our buying personnel, and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

      Selling, General and Administrative Expenses

             Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and related employee benefits (other than for our buying personnel), employment taxes, management information systems, marketing, insurance, legal, depreciation, amortization of non-financing intangibles, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, employee relocation, grand opening event marketing, travel, supplies, and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in Plainfield, Indiana and, to a lesser extent, to our corporate personnel located in some of our markets. Depreciation and amortization of non-financing intangibles consists primarily of the depreciation of leasehold improvements, fixtures and equipment owned by us.

      Interest Expense, net

             Interest expense, net of interest income, primarily includes interest relating to our revolving credit facility and construction loans, as well as the amortization of financing intangibles. Fiscal 2001 and 2000 also include non-cash pay-in-kind interest relating to subordinated and junior subordinated notes.

Results of Operations

             The following table sets forth our statement of operations data as a percent of net sales for the periods indicated:

	Fiscal Year (1)
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6	70.0	70.0

Gross profit	30.4	30.0	30.0
Selling, general and administrative expenses	24.8	24.5	25.1

Operating income	5.5	5.5	4.9
Interest expense, net	0.3	1.4	3.3
Loss on investment in MVP.com	--	--	1.1

Income before income tax expense
and extraordinary loss	5.2	4.1	0.5
Income tax expense	2.1	1.7	0.4

Income before extraordinary loss	3.1	2.4	0.1
Extraordinary loss, net of income tax	--	(1.4)	--

Net income	3.1%	1.0%	0.1%

(1) Due to rounding, columns may not add.

Fiscal Year 2002 (52 weeks) compared to Fiscal Year 2001 (52 weeks)

      Net Sales

             Net sales increased by 23.9%, or $115.2 million, to $597.7 million in fiscal 2002 from $482.5 million in fiscal 2001. The increase resulted from new store sales of $77.6 million from nine new stores opened during the fiscal year, an increase of $35.3 million in non-comparable store sales associated with five stores opened during fiscal 2001 that had not yet entered the comparable store sales base and an increase in comparable store sales of 0.5%, or $2.3 million. The increase in comparable store sales was primarily attributable to higher sales in the winter sports, athletic apparel, athletic footwear and accessories categories. Because our Greenwood, Indiana location was closed on September 20, 2002 as a result of a tornado, for purposes of comparison to the prior fiscal period, we have treated last year’s net sales subsequent to the comparable date of the store closing as non-comparable store sales.

      Gross Profit

             Gross profit, which is net sales less cost of sales, increased by 25.6%, or $36.9 million, to $181.5 million in fiscal 2002 from $144.6 million in fiscal 2001. Gross profit was 30.4% of net sales in fiscal 2002 compared to 30.0% in fiscal 2001. The increase was due primarily to the leveraging of buying, selling and occupancy costs.

      Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased by 25.7%, or $30.3 million, to $148.4 million in fiscal 2002 from $118.1 million in fiscal 2001. Selling, general and administrative expenses were 24.8% of net sales in fiscal 2002, compared to 24.5% in fiscal

2001. The increase as a percentage of net sales was due primarily to increased marketing costs of $5.5 million mainly in support of our expansion program, higher pre-opening costs of $2.0 million resulting from opening nine stores in fiscal 2002 as compared to five stores in fiscal 2001 and higher depreciation expense primarily from stores opened during and subsequent to fiscal 2001. During fiscal 2002, we recognized $1.1 million of net insurance proceeds related to the Greenwood, Indiana location that was destroyed by a tornado. As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, on February 3, 2002, no amortization expense was recorded in fiscal 2002. During fiscal 2001, we recorded goodwill amortization expense of $783,000.

      Operating Income

             Operating income increased by 25.1%, or $6.7 million, to $33.2 million in fiscal 2002 from $26.5 million in fiscal 2001. Operating income was 5.5% of net sales in fiscal 2002 and 2001. The increase in gross margin was offset by higher costs for marketing, new store pre-opening costs and depreciation.

      Interest Expense, net

             Interest expense, net of interest income of $257,000, was $1.8 million in fiscal 2002. Interest expense primarily consisted of interest of $1.2 million related to the revolving credit facility and amortization of $525,000 of financing intangibles.

      Income Taxes

             The effective income tax rate for fiscal 2002 was 40.3%. This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates in the various states in which we currently conduct business. The effective income tax rate for 2001 was 42.2%.

      Extraordinary Loss on Early Extinguishment of Debt

             During fiscal 2001, we paid all the outstanding amounts due under our subordinated and junior subordinated notes. We incurred an extraordinary loss, net of income taxes, of $5.2 million, related to the write-off of the unamortized discount and the deferred financing cost associated with these notes. In addition, we refinanced our revolving credit facility during the first quarter of fiscal 2001 which resulted in a charge, net of income taxes, of $1.6 million related to the write-off of the remaining deferred financing costs associated with the prior revolving credit facility.

      Net Income

             As a result of the foregoing, net income increased by $14.1 million to $18.7 million in fiscal 2002 from $4.6 million in fiscal 2001.

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

      Interest Expense, net

             Interest expense, net of interest income of $372,000, was $6.7 million in fiscal 2001. Interest expense primarily consisted of interest of $3.2 million on subordinated and junior subordinated notes, interest of $2.4 million related to our revolving credit facility and amortization of $1.1 million of financing intangibles.

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

Liquidity and Capital Resources

             Our primary liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For fiscal 2002, these capital and liquidity requirements were primarily funded by cash and cash equivalents on hand at the beginning of the year and by net cash provided by operating activities. We also used our revolving credit facility to fund seasonal working capital needs during fiscal 2002.

             Net cash provided by operating activities was $45.8 million for fiscal 2002 compared to $23.4 million for fiscal 2001. The increase from fiscal 2001was due primarily to higher net income and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory due primarily to new stores opened during fiscal 2002.

             Net cash used in investing activities was $66.6 million for fiscal 2002 compared to $26.6 million for the same period last year. The increase was due primarily to capital expenditures associated with the addition of nine new stores in fiscal 2002 compared to five in fiscal 2001.

             Net cash used in financing activities was $4.0 million for fiscal 2002 compared to net cash provided by financing activities of $36.2 million in fiscal 2001. The decrease was due primarily to the net proceeds during fiscal 2001 of approximately $112 million from the sale of 6,500,000 shares of common stock partially offset by $62.8 million used to extinguish the subordinated and junior subordinated notes, including related accrued interest and unamortized discount. During fiscal 2002, we paid $5.3 million for all remaining principal and interest outstanding under the construction loan with a bank for our store building in Buffalo, New York.

             On May 3, 2001, we entered into a revolving credit facility agreement with a syndicate led by JP Morgan Chase & Co., as administrative agent, which matures on May 3, 2004. The revolving credit facility allows for borrowings of up to $160.0 million, a portion of which may be used to issue letters of credit. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest which varies depending on the ratio of our average outstanding debt to cash flow. We pay an annual commitment fee on the unused portions of the revolving credit facility in an amount equal to 0.50% of the unused amounts. As of March 27, 2003, we had $20.0 million in outstanding borrowings and an availability of $68.8 million, net of $5.6 million used in support of letters of credit, under our revolving credit facility.

             The revolving credit facility contains financial and other covenants, including covenants that require us to maintain various financial ratios, restrict our ability to incur indebtedness or to create various liens, and restrict the amount of capital expenditures that we may incur. The revolving credit facility also restricts our ability to engage in mergers or acquisitions, sell assets, enter into certain capital leases or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in substantially all of our assets. Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

             On March 27, 2003, JPMorgan Chase Bank committed to structure, arrange and syndicate a senior revolving credit facility in an aggregate amount of up to $250.0 million, of which up to $30.0 million may be used for the issuance of letters of credit. The new senior revolving credit facility, which will replace the revolving credit facility that expires May 3, 2004, is expected to have a five year maturity from the date of closing and will be secured primarily by inventory, accounts receivable, cash and general intangibles. Although there can be no assurances that the transaction will be completed, we anticipate the new revolving credit facility to be in place no later than June 30, 2003 when the commitment from JPMorgan Chase Bank expires.

             During fiscal 2001, we entered into a $6.0 million line of credit agreement to finance the construction of a new store building in Rochester, New York. Advances under the line of credit agreement are secured by the building, and the agreement requires monthly payment of interest under several interest rate options, with a rate on March 27, 2003 of 3.3%. Outstanding advances as of March 27, 2003 were $6.0 million. Payment of all unpaid principal and interest is due May 1, 2003 and is expected to be funded using borrowings under our existing credit facility.

             Our net working capital at February 1, 2003 was $54.3 million, compared to $52.1 at the end of the prior fiscal year. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt). The increase in working capital resulted primarily from increases in merchandise inventories and receivables for landlord construction contributions related to new stores, mostly offset by higher trade accounts payables and federal and state income tax payables.

             Our typical new store, if leased with a landlord construction contribution adequate to cover the cost of construction of the building, requires capital expenditures between $4.0 to $5.0 million for interior finish and fixtures, and an inventory investment between $3.0 to $4.0 million, net of vendor payables. Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages approximately $600,000 and is expensed as incurred.

             Our future capital requirements will depend on the number of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received. For fiscal 2003, we currently estimate our total capital expenditures to range between $85.0 to $90.0 million, net of agreed-upon landlord construction contributions. In addition to this capital expenditures estimate, we currently anticipate approximately $5.2 to $5.6 million of non-capitalizable pre-opening costs for new stores. The capital expenditures estimate contemplates $64.0 to $68.0 million for nine new stores that we intend to open during fiscal 2003, including the two stores we opened in March 2003. The total capital expenditure estimate also includes an estimated increase in construction-in-progress disbursements for anticipated fiscal 2004 openings. The capital expenditures estimate also reflects the fact that three of our planned nine store openings for fiscal 2003 do not have any landlord construction contributions as compared to eight of nine new stores in fiscal 2002 which had landlord construction contributions. Three of our fiscal 2003 new stores and some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The total capital expenditure estimate for fiscal 2003 also includes approximately $3.0 to $4.0 million for remodeling and maintenance relating to our existing stores, technology upgrades and corporate capital expenditures. We believe that developer or real estate investment company financing, longer term mortgage financing, cash flows from operations and funds available under our existing revolving credit facility will be sufficient to satisfy our current capital requirements for the stores we plan to open in the next 12 months, although our growth in fiscal 2004 could be restricted if we do not complete the new senior revolving credit facility as planned.

             We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and capital resources. The tables set forth below present a summary of these obligations and commitments as of February 1, 2003.

Contractual Obligations:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt	$ 6,000	$ 6,000	$ --	$ --	$ --

Operating leases (1)	550,265	34,129	73,868	73,116	369,152

Capital lease obligation	289	103	138	48	--

Total contractual cash
obligations	$ 556,554	$ 40,232	$ 74,006	$ 73,164	$ 369,152

(1)

Includes store operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments:

Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Revolving credit facility (1)	$ 6,581	$ 6,581	--	--	--

Total commercial
commitments	$ 6,581	$ 6,581	--	--	--

(1)	Consists of outstanding letter of credit commitments that expire within one year.

Selected Quarterly Financial Data

             Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year. All quarters in fiscal 2002 and 2001 include results for 13 weeks. The following table summarizes results for fiscal 2002 and 2001:

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$ 113,457	$ 142,275	$ 129,842	$ 212,171
Gross profit	31,506	42,816	35,941	71,252
Net income (loss)	(414)	3,885	(1,470)	16,719
Basic earnings (loss) per share:
Net earnings (loss) per share	(0.02)	0.23	(0.09)	0.98
Diluted earnings (loss) per share:
Net earnings (loss) per share	(0.02)	0.22	(0.09)	0.98

Fiscal 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$ 87,878	$ 114,993	$ 104,898	$ 174,759
Gross profit	23,830	33,850	29,081	57,815
Net income (loss)	(4,367)	(3,592)	(168)	12,759
Basic earnings (loss) per share:
Earnings (loss) per share before
extraordinary loss	(0.27)	0.12	(0.01)	0.75
Net earnings (loss) per share	(0.42)	(0.27)	(0.01)	0.75
Diluted earnings (loss) per share:
Earnings (loss) per share before
extraordinary loss	(0.27)	0.12	(0.01)	0.74
Net earnings (loss) per share	(0.42)	(0.27)	(0.01)	0.74

New Accounting Pronouncements

             On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE’s, which are entities for which control is achieved through means other than through voting rights. We do not have any VIE’s.

             In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are included in the consolidated financial statements.

             In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN No. 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The recognition and measurement provisions for FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company had no guarantees that were required to be disclosed in the consolidated financial statements for the year ended February 1, 2003. The adoption of the recognition and measurement provisions of this statement is not expected to have a material effect on the consolidated financial statements.

             In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16 Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of this statement did not have an effect on the consolidated financial statements for the year ended February 1, 2003. We are in the process of reviewing the effect that the application of EITF 02-16 will have on the consolidated financial statements for fiscal 2003.

             During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

             In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported.

Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30. SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations. Effective with the adoption of SFAS No. 145 on February 2, 2003, the extraordinary loss on early extinguishment of debt will be reclassified in the comparative consolidated financial statements to be included within earnings (loss) from operations before income taxes.

             On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the consolidated financial statements.

             During June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for us beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not expected to have an effect on the consolidated financial statements.

             On February 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, assets with indefinite useful lives are no longer amortized. Our goodwill has an indefinite useful life. We are required to complete an initial goodwill impairment assessment in the year of adoption and at least annually thereafter or as impairment indicators arise. Annual goodwill amortization of $783,000 ceased upon adoption. An impairment assessment was completed upon adoption and then again as of February 1, 2003. No impairment was recognized upon adoption or at February 1, 2003.

Cautionary Note Regarding Forward-Looking Statements

             We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements are subject to risks and uncertainties, including competitive changes in conditions in the retail industry, changes in consumer confidence and spending, new store site selection, financing and performance, interest rates, bankruptcy filings, credit markets, general United States economic conditions, international geo-political uncertainties and normal business uncertainties. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

             If we are unable to successfully implement our growth strategies or manage our growing business, our future operating results will suffer.

             Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions, hire competent personnel, and open and operate new stores. Failure to do so could impair our ability to successfully implement our growth strategy and our future operating results. In particular, we must locate attractive store sites in malls, lifestyle centers and power strip centers, because the developer financing that we believe is often available in malls, lifestyle centers and power strip centers is a very important element of our new store growth plan. If we fail to locate desirable mall, lifestyle center and power strip center sites or we are unable to secure developer financing, we will not be able to open new stores as planned and our sales growth and operating results will suffer. In addition, if we do not locate desirable sites with access to financing, we may seek to grow by obtaining alternative sources of financing, including construction financing, sale-leaseback transactions, long-term mortgages and borrowings under our credit facility. If market conditions are not favorable, we may not be able to obtain such alternative financing on desirable terms, if at all, which may increase our costs, cause us to limit the number of new store openings and impair our future operating results.

             In addition, our expansion in new and existing markets may present competitive, distribution and merchandising challenges that differ from our current challenges, including competition among our stores, diminished impact of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.

             A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.

             In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, geo-political uncertainties and conflicts, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenue and profitably will decline.

             Our results achieved by our relatively small store base and prior to our recapitalization may not be indicative of our future operating results.

             We currently operate 36 stores and have a limited history of opening and operating new stores, particularly in malls and lifestyle centers. We opened our first mall store in October 1998. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved by a larger number of stores. There are inherent risks in new store site selection and there can be no assurance that new stores will achieve their projected sales and profitability. If any new stores are unprofitable or any existing store experiences a decline in profitability, the effect on our results of operations could be more significant than if we had a larger store base. In addition, as we continue to increase our store base and seek to implement our growth strategies, our comparable store sales may vary from period to period. The comparable store sales we have achieved to date may not be indicative of our comparable store sales growth in the future.

             Our results of operations may be harmed by unseasonably warm winter weather conditions.

             Many of our stores are located in geographic areas that experience seasonably cold winters. We sell a significant amount of winter apparel and sports equipment, particularly in the fourth quarter. Cold weather categories typically account for approximately one-third of our fourth quarter sales. Abnormally warm weather conditions could reduce our sales of these items and cause us to have significant excess inventory, which would lower our profitability.

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

             We experience substantial seasonal fluctuations in our sales and operating results. In fiscal 2002, we generated 35.5% of our annual sales and 85.8% of our operating income in our fourth fiscal quarter, which includes the Christmas holiday and the peak winter ski season months of November, December and January. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our sales could decline resulting in significant excess inventory and a significant shortfall in expected fourth quarter sales, which could cause our annual operating results to suffer and our stock price to decline significantly.

             We rely on a single distribution center and if there is a natural disaster or other serious disruption at the facility, we may lose merchandise and be unable to deliver it effectively to our stores.

             We rely on a single distribution center in Plainfield, Indiana. Any natural disaster or other serious disruption to this facility due to fire, tornado (such as the tornado that destroyed our Greenwood, Indiana store in September 2002) or any other cause would damage a significant portion of our inventory and could impair our ability to adequately stock our stores and reduce our sales and profitability.

             Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our revenue and profitability.

             We face competition in the markets in which we operate. Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have. Also, two of our larger competitors, Gart Sports Company and The Sports Authority, Inc., have announced plans to merge. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we do not compete successfully, our operating results will suffer.

             We may incur costs from litigation or increased regulation relating to the firearms we sell.

             Sales of firearms represented approximately 2.8% of our sales in fiscal 2002. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In the last five years, we were subject to one claim from a private party, which we settled, relating to our alleged failure to properly perform a background check. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability.

             If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

             Our performance depends largely on the efforts and abilities of our senior management. We do not have employment agreements with any of our key executives other than with Robert B. Mang, our Chief Executive Officer and Chairman of our Company and with C. David Zoba, our Executive Vice President and General Counsel. If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. Our expansion strategy will depend on our ability to hire capable store managers and other store level personnel. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.

             If any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.

             For fiscal 2002, our largest vendor, Nike, Inc., represented 8.0% of our purchases, and our second largest vendor, Columbia Sportswear Company, represented 5.6% of our purchases. Our twenty largest vendors collectively accounted for 35.0% of our total purchases. The loss of any key vendor or key vendor support could limit our ability to provide products that our customers want to purchase. In addition, we believe many of our vendors source their products from China, Taiwan and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

             We have upgraded and plan to continue to upgrade our management information systems; failure to successfully implement and install new systems could cause interruptions to our business and impair our future growth.

             We need quality and scalable management information systems to efficiently operate our stores and to successfully implement our new store growth strategy. Our systems include integrated merchandising, point of sale, warehouse, merchandising and financial systems. We have recently replaced and are in the process of replacing many of our key information systems. If we experience problems with our new systems, we may incur significant costs and interruptions to our business, which could adversely affect our operations. During 2002, we installed an inventory and merchandise management system provided by JDA, a sales audit and loss prevention systems from Datavantage, and a payroll and human resource system from PeopleSoft, Inc. Failure to smoothly transition to the new software could impair our ability to track key financial and inventory information and manage our costs.

             The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions.

             Our revolving credit facility expires May 3, 2004, although we have signed a commitment letter for a new revolving credit facility that we anticipate will close no later than June 30, 2003. The terms of our current revolving credit facility impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur indebtedness and make capital expenditures. We expect the terms of our new facility to impose operating and financial restrictions on us, including, among other things, restrictions on our ability to incur indebtedness. As a result, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might further our growth strategy or otherwise benefit us. In addition, our revolving credit facility is secured by a first priority security interest in substantially all of our assets. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our shareholders.

             We will be controlled by Freeman Spogli and Limited Brands as long as they collectively own a majority of our common stock, and they may make decisions with which other shareholders disagree.

             As of February 1, 2003, FS Equity Partners IV, L.P., a fund managed by Freeman Spogli & Co., which we refer to as Freeman Spogli, and Limited Brands, collectively owned approximately 57.6% of the outstanding shares of our common stock. As a result, Freeman Spogli and Limited Brands together control all matters affecting us, including the election of the directors and other major decisions that may be put to a vote of our shareholders.

             In addition, conflicts of interest may arise in areas relating to their continued collective controlling interest in us. We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with unaffiliated parties. These conflicts may include the structure and timing of transfers by Freeman Spogli and/or Limited Brands of all or any portion of its ownership interest in us, and the ability of Freeman Spogli and Limited Brands to control our management and affairs. In addition, we provide Freeman Spogli and Limited Brands with weekly sales and other material, non-public data under the terms of our securityholders agreement. Freeman Spogli and Limited Brands are subject to federal law regarding their use of such information and we have signed appropriate confidentiality agreements with them, but we do not control our shareholders.

             The actual or potential sale by Freeman Spogli and/or Limited Brands of their holdings of our stock could cause the market price of our stock to decline significantly.

             As of February 1, 2003, Freeman Spogli owned 5,694,500 shares of our common stock, and Limited Brands owned 4,150,500 shares of our common stock and has a currently exercisable warrant to purchase 1,350,000 additional shares of our common stock (exercise price of $32.01 at February 1, 2003). Neither Freeman Spogli nor Limited Brands is contractually prohibited from transferring our common stock to an unaffiliated third party. The significant increase in the volume of our freely tradable shares upon the sale by Freeman Spogli or Limited Brands of a large interest in us could cause the market price of our stock to decline significantly. As active, controlling shareholders, with representation on the board of directors, Freeman Spogli and Limited Brands also have significant access to information about the Company and its short and long term business prospects. Although we have a policy which requires all executive officers and directors to provide pre-notification to the Company prior to any trading in the Company’s securities, Freeman Spogli and Limited Brands are not required to be bound by this policy and they have each declined to be bound by it voluntarily.

             Provisions in our Second Amended and Restated Articles of Incorporation, Second Amended and Restated Bylaws and Indiana law may delay or prevent an acquisition of us by a third party.

             Our second amended and restated articles of incorporation, our second amended and restated bylaws and Indiana law contain provisions that make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. Although our board of directors has no intention to do so at the present time, our second amended and restated articles of incorporation permit our board of directors to issue “blank check” preferred stock. Blank check preferred stock allows the board to establish the rights (including voting rights), preferences and limitations of a series of preferred stock without shareholder approval. This could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders. In addition, our second amended and restated bylaws do not permit cumulative voting in the election of directors, and therefore allow the holders of a majority of our outstanding voting stock to control the election of all directors.

             Our second amended and restated bylaws provide that only our board of directors, and not our shareholders, may adopt, alter, amend and repeal our bylaws. Our second amended and restated bylaws also provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a shareholders meeting may be made only in the notice of the meeting, by our board of directors or by a shareholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws.

             Indiana law provides several limitations that may discourage potential acquirers from purchasing our common stock. A purchase of our common stock beyond threshholds established by Indiana law causes a shareholder to automatically lose the right to vote the acquired shares unless the holders of a majority of the disinterested shares vote to grant the acquired shares voting rights. In addition, Indiana law prohibits business combinations with a person who acquires 10% or more of our common stock during the five year period beginning with the acquisition unless, prior to the acquisition, our board of directors has approved the acquisition of shares or the proposed business combination.

             These and other provisions of Indiana law or our second amended and restated articles of incorporation and second amended and restated bylaws could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders.

Item 7A:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

             Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our construction loans which are benchmarked to U.S. and European short-

term variable rates. The aggregate balances outstanding under our construction loans as of February 1, 2003 and February 2, 2002 totaled $6.0 million and $10.9 million, respectively. No borrowings were outstanding under our revolving credit facility as of February 1, 2003 and February 2, 2002. As of March 27, 2003, the aggregate balances outstanding under our revolving credit facility and our construction loans totaled $26.0 million. The impact on our annual results of operations of a one percentage point change in the interest rate would not be significant.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements required to be filed hereunder are set forth on pages 42 through 65 of this Report.

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
                      MANAGEMENT AND RELATED MATTERS

             The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.        CONTROLS AND PROCEDURES

             Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Within

90 days prior to the date of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

             Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

             The following documents are filed as part of this Report:

             (a)    The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 41of this Report.

             (b)    On December 16, 2002, we filed a current report on Form 8-K, dated the same day, reporting a Regulation FD Disclosure relating to a certification of our Principal Executive Officer and Principal Financial Officer as to matters required by Section 906 of the Sarbanes-Oxley Act of 2002.

             (c)    Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 68.

             (d)    Consolidated financial statement schedule included herein at page 67.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors' Report	42

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002	43

Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2003,	44
February 2, 2002 and February 3, 2001

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended	45
February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1,	46
2003, February 2, 2002 and February 3, 2001

Notes to Consolidated Financial Statements for the Fiscal Years Ended February 1,	47-65
2003, February 2, 2002 and February 3, 2001

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Galyan’s Trading Company, Inc.
Plainfield, Indiana

             We have audited the accompanying consolidated balance sheets of Galyan’s Trading Company, Inc. and its subsidiaries (the “Company”) as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Galyan’s Trading Company, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

             As discussed in Note 1 to the consolidated financial statements, effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 14, 2003

Galyan’s Trading Company, Inc.
Consolidated Balance Sheets
As of February 1, 2003 and February 2, 2002
(dollars in thousands, except share data)

	Fiscal Year
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 11,890	$ 36,770
Receivables, net	7,726	3,219
Merchandise inventories	138,993	111,815
Deferred income taxes	1,969	2,172
Other current assets	5,010	6,619

Total current assets	165,588	160,595

Property and equipment, net	136,421	94,572
Deferred income taxes	--	718
Goodwill, net	18,334	18,334
Other assets, net	878	1,521

Total assets	$ 321,221	$ 275,740

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 56,804	$ 39,248
Accrued expenses	42,579	32,438
Current portion of long-term debt	6,103	5,368

Total current liabilities	105,486	77,054
Long-term liabilities:
Debt, net of current portion	186	5,932
Deferred income taxes	1,334	--
Other long-term liabilities	6,938	5,533

Total long-term liabilities	8,458	11,465

Commitments and contingencies	--	--

Shareholders' equity:
Preferred stock, no par value
5,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock and paid-in capital, no par value
50,000,000 shares authorized, 17,084,716 and 17,033,708 shares issued
and outstanding, respectively	191,802	191,134
Notes receivable from shareholders	(948)	(1,451)
Unearned compensation	(115)	(280)
Warrants	1,461	1,461
Retained earnings (deficit)	15,077	(3,643)

Total shareholders' equity	207,277	187,221

Total liabilities and shareholders' equity	$ 321,221	$ 275,740

The accompanying notes are an integral part of these consolidated financial statements.

Galyan's Trading Company, Inc.
Consolidated Statements of Operations
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
(dollars in thousands, except per share data)

	Fiscal Year
	2002	2001	2000
Net sales	$ 597,745	$ 482,528	$ 421,662
Cost of sales	416,230	337,953	295,211

Gross profit	181,515	144,575	126,451
Selling, general and administrative expenses	148,357	118,070	105,935

Operating income	33,158	26,505	20,516
Interest expense	2,053	7,095	14,065
Loss on investment in MVP.com	--	--	4,621
Interest income	(257)	(372)	(174)

Income before income tax expense and extraordinary item	31,362	19,782	2,004
Income tax expense	12,642	8,340	1,641

Income before extraordinary item	18,720	11,442	363
Extraordinary loss on early extinguishment of debt (net of income tax
benefit of $3,625)	--	(6,810)	--

Net income	$ 18,720	$ 4,632	$ 363

Basic earnings per share:
Earnings per share before extraordinary item	$ 1.10	$ 0.79	$ 0.03
Per share extraordinary loss	--	(0.47)	--

Basic earnings per share	$ 1.10	$ 0.32	$ 0.03

Diluted earnings per share:
Earnings per share before extraordinary item	$ 1.09	$ 0.78	$ 0.03
Per share extraordinary loss	--	(0.46)	--

Diluted earnings per share	$ 1.09	$ 0.32	$ 0.03

The accompanying notes are an integral part of these consolidated financial statements.

Galyan’s Trading Company, Inc.
Consolidated Statements of Shareholders’ Equity
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
(dollars in thousands, except share data)

	Common Stock
	Shares		Paid-in Capital	Notes Receivable from Shareholders	Unearned Compen- sation	Warrants	Retained Earnings (Deficit)	Total
Balance, January 29, 2000	9,669,544		$ 68,329	$ (1,431)	$ --	$ 8,654	$ (8,638)	$ 66,914
Issuance of common stock	109,663		1,527	(415)	--	--	--	1,112
Repurchase of common stock	(15,500)		(157)	55	--	--	--	(102)
Issuance of stock options	--		495	--	(495)	--	--	--
Stock compensation expense	--		--	--	50	--	--	50
Payments on notes
receivable from shareholders	--		--	300	--	--	--	300
Services contributed
from Limited Brands	--		402	--	--	--	--	402
Net income	--		--	--	--	--	363	363

Balance, February 3, 2001	9,763,707		70,596	(1,491)	(445)	8,654	(8,275)	69,039
Issuance of common stock,
net of issuance costs of
$ 11,548	6,550,001		112,797	(285)	--	--	--	112,512
Exercise of stock warrants	720,000		7,200	--	--	(7,193)	--	7
Stock compensation expense	--		--	--	165	--	--	165
Payments on notes
receivable from shareholders	--		--	325	--	--	--	325
Service contributed from
Limited Brands	--		541	--	--	--	--	541
Net income	--		--	--	--	--	4,632	4,632

Balance, February 2, 2002	17,033,70	8	191,134	(1,451)	(280)	1,461	(3,643)	187,221
Issuance of common stock	20,800		208	--	--	--	--	208
Employee stock purchase plan	30,208		257	--	--	--	--	257
Issuance of stock options	--		203	--	--	--	--	203
Stock compensation expense	--		--	--	165	--	--	165
Payments on notes
receivable from shareholders	--		--	503	--	--	--	503
Net income	--		--	--	--	--	18,720	18,720

Balance, February 1, 2003	17,084,71	6	$ 191,802	$ (948)	$ (115)	$ 1,461	$ 15,077	$ 207,277

The accompanying notes are an integral part of these consolidated financial statements.

Galyan’s Trading Company, Inc.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
(dollars in thousands)

	Fiscal Year
	2002	2001	2000
Cash flows from operating activities:
Net income	$ 18,720	$ 4,632	$ 363
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,537	13,749	11,504
Amortization of financing intangible and discount on subordinated notes to
Freeman Spogli and Limited Brands	535	1,222	2,491
Loss on early extinguishment of debt	--	10,435	--
Loss on investment in MVP.com	--	--	4,621
Deferred income taxes	2,255	1,258	(4,630)
Interest converted to subordinated debt	--	3,647	6,649
Loss on disposal of property and equipment	223	282	1,155
Deferred rent and other non-cash expense	2,136	2,651	2,753
Changes in certain assets and liabilities:
Accounts receivable	(608)	(648)	270
Merchandise inventories	(27,178)	(20,320)	(17,971)
Other assets	1,561	(3,574)	(561)
Accounts payable and accrued expenses	30,616	10,046	14,783

Net cash provided by operating activities	45,797	23,380	21,427
Cash flows from investing activities:
Capital expenditures	(59,453)	(37,252)	(20,413)
Increase (decrease) in net accounts payable for capital expenditures	(7,181)	10,701	834

Net cash used in investing activities	(66,634)	(26,551)	(19,579)
Cash flows from financing activities:
Net payments on revolving line of credit	--	(19,950)	(3,900)
Proceeds from long-term debt	350	5,650	3,423
Principal payments on long-term debt	(5,361)	(60,892)	(1,157)
Payments on notes receivable from shareholders	503	325	300
Proceeds from sale of common stock	465	124,067	682
Payment of financing costs	--	(1,467)	--
Transaction costs for initial public offering	--	(11,548)	--
Repurchase of common stock	--	--	(102)

Net cash provided by (used in) financing activities	(4,043)	36,185	(754)

Net increase (decrease) in cash and cash equivalents	(24,880)	33,014	1,094
Cash and cash equivalents, beginning of year	36,770	3,756	2,662

Cash and cash equivalents, end of year	$ 11,890	$ 36,770	$ 3,756

The accompanying notes are an integral part of these consolidated financial statements.

GALYAN’S TRADING COMPANY, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

1.	Organization and Summary of Significant Accounting Policies

Organization

             Galyan’s Trading Company, Inc. (the “Company”), an Indiana corporation, is a specialty retailer with 34 stores in 17 states that offer a broad range of products that appeal to consumers with active lifestyles. On July 2, 2001, the Company completed an initial public offering of 6,500,000 shares of common stock at $19.00 per share. The Company received approximately $112.0 million in net proceeds from the offering. Prior to the initial public offering, the Company’s shareholders were FS Equity Partners IV, L.P. (“Freeman Spogli”), a fund managed by Freeman Spogli & Co. LLC; G Trademark, Inc. (“G Trademark”), a wholly owned subsidiary of Limited Brands, Inc. (“Limited Brands”); Benchmark Capital Partners IV, L.P. (“Benchmark”); management and directors. From July 1995 until August 1999, the Company was a wholly owned subsidiary of Limited Brands.

Fiscal Year

             Our fiscal year ends on the Saturday closest to January 31. Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 are referred to as fiscal 2002, 2001, and 2000, respectively. Fiscal 2002 and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

Basis of Presentation

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Galyan’s Nevada, Inc. (“Nevada”) and Galyan’s of Virginia, Inc. (“Virginia”). Virginia was incorporated in fiscal 2002 to centralize the ownership and administration of gift certificate and gift card liabilities. Nevada was incorporated during fiscal 2000 to centralize the ownership, management and protection of all intellectual property of the Company. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

             We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

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

Goodwill

             On February 3, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. No impairment was recognized upon adoption or as a result of the annual impairment test as of February 1, 2003.

             Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 30 years. Amortization expense of goodwill for fiscal 2001 and 2000 was $783,000 each year.

Other Assets

             Other assets include deferred financing costs that are being amortized over the terms of the related debt agreements, which range from 2 to 3 years.

Long-lived Assets

             Long-lived assets, primarily building and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows. No impairment charges have been recorded.

Revenue Recognition

             We recognize retail sales upon the purchase of merchandise by the customer, net of returns and allowances, which are based upon historical customer returns experience. Markdowns associated with the preferred customer programs are recognized upon redemption in conjunction with a qualifying purchase. Revenue from the sale of gift cards and store credits is recognized upon redemption of the gift cards or store credits by the customer. Revenue from layaway sales is recognized upon receipt of final payment from the customer. As of February 2, 2002, we no longer permitted customers to use layaway sales to purchase merchandise.

Cost of Sales

             Cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll for buying personnel, and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

Advertising Expense

             Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Advertising expense, net of vendor reimbursement, for fiscal 2002, 2001 and 2000 was $17.8 million, $12.2 million and $9.7 million respectively.

Pre-Opening Costs

             Non-capital expenditures, such as payroll, store set-up costs, training of new store employees and travel, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Pre-opening costs for fiscal 2002, 2001, and 2000 were $4.9 million, $2.8 million and $1.8 million, respectively.

Earnings Per Share

             Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. Basic and diluted earnings per share for fiscal 2000 included 720,000 warrants, which were exercisable for nominal cash consideration. The following table presents a reconciliation of our basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share:

	Fiscal Year

	2002	2001	2000

Basic earnings per share:
Weighted average common shares	17,044,902	14,445,401	10,419,021

Diluted earnings per share:
Weighted average common shares	17,044,902	14,445,401	10,419,021

Dilutive effect of stock options and warrants	133,440	243,399	154,240

Weighted average common and incremental shares	17,178,342	14,688,800	10,573,261

             Options to purchase 1,138,300, 773,500 and 492,500 shares of common stock were outstanding at the end of fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted shares because the options’ exercise prices were greater than the fair value. In addition, a warrant to purchase 1,350,000 shares of Class B common stock was outstanding at the end of fiscal 2002, 2001 and 2000, but was not included in the computation of diluted shares because the warrant’s exercise price was greater than fair value.

Stock Compensation

             In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, we will continue to account for stock-based employee compensation under the provisions of APB Opinion No. 25 and related interpretations. The following illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

Pro Forma:

	Fiscal Years
	2002	2001	2000
	(dollars in thousands, except per share data)

Net income as reported	$ 18,720	$ 4,632	$ 363
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	221	99	30
Deduct:Total stock-based employee compensation
expense determined under the fair value based method
for all awards, net of related tax effects
of related tax effects - 1999 Stock Option Plan	(1,688)	(531)	(235)
Deduct: Total stock-based employee compensation expense
determined under the fair value based method
for all awards net of related tax effects -- Limited Brands	--	--	(253)

Pro forma net income (loss)	$ 17,253	$ 4,200	$ (95)

Earnings per share:
Basic, as reported	$ 1.10	$ 0.32	$ 0.03

Basic, pro forma	$ 1.01	$ 0.29	$ (0.01)

Diluted, as reported	$ 1.09	$ 0.32	$ 0.03

Diluted, pro forma	$ 1.00	$ 0.29	$ (0.01)

             The pro forma amounts are not representative of the effects on reported earnings for future years.

             The weighted average fair value of options granted for fiscal 2002, 2001, and 2000 were $8.37, $5.10 and $2.92, respectively. The weighted average fair values of the options calculated in accordance with SFAS 123 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years

	2002	Subsequent to initial public offering 2001	Prior to initial public offering 2001	2000
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	62%	60%	0%	0%
Risk-free interest rate range	2.63% - 4.28%	3.38% - 4.68%	4.58% - 4.65%	4.77% - 6.77%
Expected life of options	4	3	3	3

Segment Information

             We are a specialty retailer with 34 stores that offers a broad range of products that appeal to consumers with active lifestyles. Given the economic characteristics of the store formats, the similar nature of the products sold, and the type of customer and method of distribution, our operations are aggregated into one segment.

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

Reclassifications

             Certain amounts in the fiscal 2001 and 2000 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

New Accounting Pronouncements

             On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE’s, which are entities for which control is achieved through means other than through voting rights. We do not have any VIE’s.

             In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are included in the consolidated financial statements.

             In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN No. 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The recognition and measurement provisions for FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company had no guarantees that were required to be disclosed in the consolidated financial statements. The adoption of the recognition and measurement provisions of this statement is not expected to have a material effect on the consolidated financial statements.

             In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16 Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of this statement did not have an effect on the consolidated financial statements for the year ended February 1, 2003. We are in the process of reviewing the effect that the application of EITF 02-16 will have on the consolidated financial statements for fiscal 2003.

             During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements

             In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30. SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations. Effective with the adoption of SFAS No. 145 on February 2, 2003, the extraordinary loss on early extinguishment of debt will be reclassified in the comparative consolidated financial statements to be included within earnings (loss) from operations before income taxes.

             On February 3, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have an effect on the consolidated financial statements.

             During June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for us beginning February 2, 2003. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement is not expected to have an effect on the consolidated financial statements.

             On February 3, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, assets with indefinite useful lives are no longer amortized. Our goodwill has an indefinite useful life. We are required to complete an initial goodwill impairment assessment in the year of adoption and at least annually thereafter or as impairment indicators arise. Annual goodwill amortization of $783,000 ceased upon adoption. An impairment assessment was completed upon adoption and then again as of February 1, 2003. No impairment was recognized upon adoption or at February 1, 2003. The following represents a reconciliation of reported income before extraordinary loss to pro forma income before extraordinary loss excluding the effect of amortization expense:

Fiscal Year
	2002	2001	2000

Reported income before extraordinary loss	$ 18,720	$ 11,442	$ 363
Add back: Goodwill amortization	--	783	783

Adjusted income before extraordinary loss	$ 18,720	$ 12,225	$ 1,146

Adjusted net income	$ 18,720	$ 5,415	$ 1,146

Basic earnings per share:
Reported income before extraordinary loss	$ 1.10	$ 0.79	$ 0.03
Goodwill amortization	--	0.06	0.08

Adjusted income before extraordinary loss	$ 1.10	$ 0.85	$ 0.11

Adjusted net income	$ 1.10	$ 0.38	$ 0.11

Diluted earnings per share:
Reported income before extraordinary loss	$ 1.09	$ 0.78	$ 0.03
Goodwill amortization	--	0.05	0.08

Adjusted income before extraordinary loss	$ 1.09	$ 0.83	$ 0.11

Adjusted net income	$ 1.09	$ 0.37	$ 0.11

2.	Receivables

             Receivables consist of the following (in thousands):

	Fiscal Year
	2002	2001

Construction contribution receivables	$ 6,110	$ 2,211
Third party financing receivables	578	441
Other	1,119	707

Total receivables	7,807	3,359
Less allowance for doubtful accounts	(81)	(140)

Receivables, net	$ 7,726	$ 3,219

3.	Property and Equipment

             Property and equipment consists of the following (in thousands):

	Fiscal Year
	2002	2001

Building and leasehold improvements	$ 88,371	$ 59,341
Furniture, fixtures and equipment	102,157	72,106
Construction in progress	8,128	7,979

Total property and equipment	198,656	139,426
Less accumulated depreciation and amortization	(62,235)	(44,854)

Property and equipment, net	$ 136,421	$ 94,572

             Depreciation and amortization expense for fiscal 2002, 2001 and 2000 was $17,381,000, $12,966,000 and $10,721,000, respectively.

             In September 2002, we wrote off all of our leasehold improvements and certain furniture, fixtures and equipment with a carrying value of $130,000 as a result of a tornado that destroyed our Greenwood, Indiana store location. The loss on disposal of the leasehold improvements and furniture, fixtures and equipment was $130,000 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

             In November 2000, we upgraded our point of sale software and hardware system in all of its stores. As a result, we wrote off cash registers with a carrying value of $855,000. Loss on disposal of this equipment was $833,000 and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

             In December 2000, we substantially completed the expansion of our distribution center. As a result, we wrote off a conveyor system and computer equipment previously used in our distribution center with carrying values of $196,000 and $126,000, respectively. Loss on disposal of the conveyor system and computer equipment was $196,000 and $126,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4.	Other Assets

             Other assets consist of the following (in thousands):

	Fiscal Year

	2002	2001

Deferred financing costs	$ 1,610	$ 1,610
Other	476	428

Total other assets	2,086	2,038
Less accumulated amortization	(1,208)	(517)

Total other assets, net	$ 878	$ 1,521

             Amortization expense of deferred financing costs and other assets for fiscal 2002, 2001 and 2000 was $691,000, $1,060,000 and $2,143,000, respectively.

5.	Accrued Expenses

             Accrued expenses consist of the following (in thousands):

	Fiscal Year
	2002	2001
Accrued payroll,withholdings and benefits	$ 7,846	$ 7,601

Gift cards, gift certificates and store credits	12,332	9,351

Income taxes payable	9,322	2,463

Real and personal property taxes	3,712	3,065

Other	9,367	9,958

Total accrued expenses	$ 42,579	$ 32,438

6.	Long-Term Debt

             Long-term debt consists of the following (in thousands):

	Fiscal Year
	2002	2001

Bank and other:
Revolving line of credit	$ --	$ --
Construction loan	6,000	10,900
Other	289	400

Total long term debt	6,289	11,300

Less current maturities	(6,103)	(5,368)

Total long term debt, net of current maturities	$ 186	$ 5,932

Revolving Line of Credit

             During 2001, we refinanced the revolving credit facility to allow borrowings up to $160 million of which $15 million is allocated for the issuance of letters of credit. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted Libor, in each case plus additional interest which varies depending on the ratio of our average outstanding debt to cash flow. We pay an annual commitment fee on the unused portions of the revolving credit facility in an amount equal to 0.50% of the unused amounts. Borrowings under the revolving credit facility, which expires May 3, 2004, are secured by substantially all of our assets. As of February 1, 2003, no amounts were outstanding under the revolving line of credit and $6,581,000 was committed for outstanding standby and import letters of credit. In fiscal 2001 we incurred an extraordinary loss (net of an income tax benefit of $1,048,000) of $1,572,000 to expense the remaining deferred financing costs associated with the previous revolving credit facility.

             The Credit Agreement contains certain restrictive covenants including limitations on capital expenditures, and maintenance of certain minimum financial ratios including a debt flow coverage ratio and debt leverage ratio. The Credit Agreement also prohibits us from declaring or paying cash dividends.

Construction Loans

             During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building. Advances under the line of credit agreement are secured by the building, and the agreement requires monthly payments of interest under several interest rate options (3.66% as of February 1, 2003). Outstanding advances as of February 1, 2003 were $6.0 million. All unpaid principal and interest is due May 1, 2003.

             During fiscal 1999, we entered into a line of credit agreement with a bank in the amount of $5.3 million to be used for the construction of, and secured by, a new store building. On July 1, 2002, we paid all outstanding principal and interest on the loan.

Subordinated and Junior Subordinated Notes

             During fiscal 1999, we entered into a security purchase agreement to issue $25 million of subordinated notes and $25 million of junior subordinated notes. In connection with the issuance of the subordinated and junior subordinated notes, we issued warrants to purchase 720,000 shares of common stock. The fair value of the warrants was recorded as an increase to shareholders’ equity and as a reduction to the related subordinated notes. The debt discount was amortized using the effective interest method into interest expense over the term of the subordinated and junior subordinated notes. Debt discount of $162,000 and $348,000 was amortized as interest expense during fiscal 2001 and 2000, respectively.

             The subordinated and junior subordinated notes required semi-annual interest payments. Under the terms of the agreement, we could increase the principal amount of the subordinated and junior subordinated notes in lieu of making the interest payments. We elected, in lieu of making the interest payments, to increase the principal by $3,647,000 and $6,649,000 during fiscal 2001 and 2000, respectively

             During fiscal 2001, we paid all the outstanding principal and interest due under the subordinated and junior subordinated notes. We incurred an extraordinary loss (net of an income tax benefit of $2,577,000) of $5,238,000 to expense the remaining unamortized discount and deferred financing costs associated with these notes.

             Future minimum principal payments on long-term debt as of February 1, 2003 are as follows (in thousands):

Fiscal Year

2003	$ 6,103
2004	77
2005	61
2006	48

Total payments	$ 6,289

7.	Shareholders’ Equity

             On July 2, 2001, we consummated our initial public offering of 6,500,000 shares of common shares at $19.00 per share. Immediately prior to the initial public offering, our articles of incorporation were amended to combine all classes of common stock into one single class and to authorize the issuance of up to 50,000,000 million shares of common stock. All Class A common stock automatically converted into the same number of shares of common stock. In addition, all securities convertible or exercisable into shares of Class A common stock or Class B common stock automatically became convertible or exercisable into the same number of shares of common stock. As of February 1, 2003, we had 17,084,716 shares issued and outstanding and 3,808,315 shares reserved for future issuance.

Stock Subscription Plan

             We maintain a stock subscription plan. The stock subscription plan provides for the issuance and sale of shares of common stock to certain directors, officers, employees and consultants. The maximum number of shares that may be issued under this plan is 1,000,000. No common stock was issued or repurchased under the stock subscription plan during fiscal 2002. Common stock issued and repurchased under the stock subscription plan for fiscal 2001 and 2000 is as follows:

	Number of Shares Outstanding	Weighted Average Issue Price	Weighted Average Fair Value
Outstanding shares, January 29, 2000	501,860

Shares issued	92,000	$ 10.00	$ 14.67
Shares repurchased	(15,500)

Outstanding shares, February 3, 2001	578,360

Shares issued	40,000	$ 18.63	$ 18.63
Shares repurchased	--

Outstanding shares, February 2, 2002
and February 1, 2003	618,360

             During fiscal 2000, we issued 84,000 shares of Class A common stock to directors and employees at prices below the fair value of the stock. As a result, we recorded compensation expense of $430,000 with a corresponding increase to paid-in capital.

             In connection with the stock subscription plan, certain directors, officers, employees and consultants entered into stock pledge agreements. The agreements require annual payments of interest at 7.5% and expire in October, 2004. Shareholder notes receivable relating to the pledge agreements are $948,000, $1,451,000 and $1,491,000 at February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Employee Stock Purchase Plan

             We adopted an Employee Stock Purchase Plan (ESPP) on July 1, 2002. The maximum number of shares to be issued under this plan is 1,500,000. This plan allows all employees to contribute 1% to 15% of their eligible compensation subject to the requirements of Internal Revenue Code Section 423(b). Employees purchase the stock at a discounted value, which is the lesser of 85% of closing price on the first business day of the calendar half or 85% of the closing price on the last business day of the calendar half. No compensation expense was recognized for fiscal 2002. During fiscal 2002, 30,208 shares of common stock were issued under the plan.

Other

             Services contributed from Limited Brands totaled $541,000 and $402,000 in fiscal 2001 and 2000, respectively. There were no services contributed from Limited Brands in fiscal 2002 (see Note 10).

8.	Stock Options and Warrants

Employee Stock Option Plan

             Under our Stock Option Plan, options for the purchase of up to 2,511,181 shares of common stock may be granted to directors, officers and employees of the Company. The plan, as amended May 29, 2002, provides for an additional number of shares to become available for stock option grant, each May 29th through fiscal 2004, equal to 3% of the total number of issued and outstanding shares of common stock as of the close of business on that date. On May 29, 2002, options to purchase 511,181 became available under the plan. Options granted generally vest over a period of three years and expire seven years after the grant date.

             A summary of option activity for fiscal 2002, 2001 and 2000 is as follows:

	Fiscal Year
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	1,501,501	$ 14.92	1,207,504	$ 14.08	955,000	$ 14.25
Exercised	(20,800)	10.00	(10,001)	10.00	(17,663)	10.00
Granted	600,300	17.78	344,000	17.58	286,500	13.04
Cancelled	(225,167)	15.46	(40,002)	13.50	(16,333)	10.00

Options outstanding, end of year	1,855,834	$ 15.84	1,501,501	$ 14.92	1,207,504	$ 14.08

Total exercisable at end of year	1,137,706	$ 14.59	669,953	$ 14.33	301,223	$ 14.62

             The following table summarizes information about stock options outstanding at February 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$8.70 - $10.87	717,534	3.8	$ 9.96	604,032	$ 9.98
$10.88 - $13.05	56,000	6.1	12.81	--	--
$13.06 - $15.22	7,500	6.5	14.38	--	--
$17.40 - $19.57	265,000	5.1	18.90	98,340	18.91
$19.58 - $21.75	809,800	4.7	20.27	435,334	20.00

	1,855,834	4.5	$ 15.84	1,137,706	$ 14.59

             We apply Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. During fiscal 2002, we issued 90,000 options to purchase common stock at prices below fair value. During fiscal 2000, we issued 96,000 options to purchase common stock to officers, employees and a director at prices below fair value. Compensation expense related to the options issued in fiscal 2002 and 2000 is calculated as the excess of the fair value of the Company’s stock at the date of issuance over the option price and is recognized on a straight line basis over the period the options vest. As a result, compensation expense of $368,000, $165,000 and $50,000 were recorded during fiscal 2002, 2001 and 2000, respectively. No compensation expense has been recognized for options granted at prices equal to or greater than fair value at the grant date.

Warrants

             In connection with the issuance of subordinated notes as discussed in Note 6, we granted warrants to purchase 720,000 shares of common stock. The warrants were exercisable at $0.01 per share through July 30, 2009. The fair value of the warrants at issuance was $9.99 per warrant, or $7,193,000. During fiscal 2001, 720,000 shares of common stock were issued pursuant to the exercise of 720,000 warrants at an exercise price of $0.01 per share.

             During fiscal 1999, we declared a dividend in the form of a stock warrant to purchase 1,350,000 shares of Class B common stock. The warrants became exercisable on the date of the Company’s initial public offering. The initial exercise price per share was $10.00. On the first day of each month from and including October 1999 to and including September 2000, the exercise price increased by an amount equal to 3 1/3% of the initial exercise price. On the first day of each month thereafter, the exercise price increases by an amount equal to 3 1/3% of the exercise price in effect on the preceding September 1. The fair value of the warrant of $1,461,000 was determined using the Black Scholes option pricing model and was recorded as an increase in warrants with a corresponding decrease in paid-in capital, included in the consolidated statements of shareholders’ equity. The fair value of the warrant is estimated using the following assumptions: no dividend yield; risk-free interest rate of 6%; volatility rate of 50%; and an expected life of four years. In determining the expected life of the warrant, management estimated that the life of the warrant was equal to the earliest determinable exercise date, which was four years from the date of issuance. As of February 1, 2003, the warrants have an exercise price of $32.01 and a weighted average contractual life of 6.5 years.

Options Granted to Employees based on Stock of Limited Brands

             Our employees participated in Limited Brands stock option plan during the period when we were a wholly owned subsidiary of Limited Brands. Options granted generally vested over a four year period and expired ten years after the grant date. During fiscal 1999, certain of these Limited Brands stock option awards were amended to provide that options would continue to vest through February 28, 2001, and any options not vested as of such date would be forfeited. In addition, the amendment provided that all vested but unexercised options would expire on May 31, 2001. The amendment did not provide for any acceleration of vesting provisions. No compensation expense was recognized in connection with the amendment to these Limited Brands options. No options were granted in fiscal 2002, 2001 or 2000.

             There was no activity for options granted to employees based on the stock of Limited Brands during fiscal 2002. A summary of activity for options granted to employees based on stock of Limited Brands for fiscal 2001 and 2000 is as follows:

	Fiscal Year
	2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding,
beginning of year	392,393	$ 11.56	478,123	$ 11.31
Exercised	--	--	(85,730)	10.23
Cancelled	(392,393)	11.56	--	--

Options outstanding, end of year	--	--	392,393	$ 11.56

Total exercisable at end of year	--	$ --	146,217	$ 11.13

9.	Income Taxes

             The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year
	2002	2001	2000
Current:
Federal	$ 8,919	$ 2,953	$ 5,302
State	1,468	504	969
Deferred	2,255	1,258	(4,630)

Income tax expense	12,642	4,715	1,641
Extraordinary loss on early extinguishment of debt	--	3,625	--

Provision for income taxes, including
extraordinary loss on early extinguishment of debt	$ 12,642	$ 8,340	$ 1,641

             A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Fiscal Year
	2002	2001	2000
Federal statutory rate	35.0%	34.0%	34.0%
State and local taxes, net of federal tax benefit	4.2	5.0	6.5
Non-deductible goodwill	--	1.1	13.3
Non-deductible interest	--	3.2	21.5
Other	1.1	(1.1)	6.6

Total	40.3%	42.2%	81.9%

             Deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expense or benefit is based on the change in assets and liabilities from period to period, subject to an ongoing assessment of realization.

             Items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	Fiscal Year
	2002	2001
Current deferred tax assets (liabilities):
Accrued expenses	$ 1,327	$ 1,074
Inventory basis	805	682
Returns reserve	375	305
Other, net	(538)	111

Current deferred tax assets, net	1,969	2,172

Long-term deferred assets (liabilities):
Deferred rent	2,803	2,071
Capital loss carryforward	1,841	1,845
Depreciation	(6,021)	(3,535)

Other	43	337

Long-term deferred tax assets (liabilities), net	(1,334)	718

Net deferred tax assets	$ 635	$ 2,890

             As of February 1, 2003, we have unused capital loss carryforwards of $4.6 million that expire in fiscal 2005.

10.	Related Party Transactions

             During fiscal 1999, we entered into a services agreement whereby Limited Brands continued to provide real estate and store planning services. The agreement terminated 90 days after the completion of the initial public offering. During fiscal 2001 and 2000, Limited Brands contributed services totaling $541,000 and $402,000, respectively, which were recorded as selling, general and administrative expenses and paid-in capital.

             Limited Brands is a guarantor of our obligations under the leases for eight of our stores. We agreed to reimburse Limited Brands for any amounts paid by them under these guarantees. No amounts were paid under these guarantees in fiscal 2002, 2001 or 2000.

             We recorded $3,178,000 and $7,280,000 of interest expense during fiscal 2001 and 2000, respectively, in connection with the subordinated and junior subordinated notes payable to Freeman Spogli and Limited Brands.

             During 1999, we purchased 4,453,125 shares of Series B Preferred Stock in MVP.com, Inc. (“MVP.com”), an internet based retailer. The Series B Preferred Stock was convertible into common shares of MVP.com at the option of the Company and was accounted for at cost. During January 2001, MVP.com ceased operations and entered into a voluntary liquidation program and we determined that its investment was permanently impaired and decreased the value of its investment to zero. Net sales and cost of sales for fiscal 2000 included $2,762,000 of sales to MVP.com at historical cost. Selling, general and administrative expenses in fiscal 2000 included bad debt expense of $1,172,000 related to uncollectible accounts receivable from MVP.com. During fiscal 2001, we reduced selling, general and administrative expenses for a bad debt recovery of approximately $600,000 related to MVP.com.

             Pursuant to a stockholders agreement, Freeman Spogli, Limited Brands and Benchmark Capital have agreed to vote all of their shares in the election of directors in favor of the following persons: four board nominees designated by Freeman Spogli, two board nominees designated by Limited Brands, our then current chief executive officer, our then current chairman of the board, and one or more additional nominees upon whom Freeman Spogli and Limited Brands shall agree. The number of board nominees that Freeman Spogli and Limited Brands are entitled to nominate under the agreement, both before and after the initial public offering, decreases if the number of shares held by such party falls below certain thresholds set forth in the stockholders agreement. In addition, until one year after the date on which any person other than Freeman Spogli and Limited Brands and their respective affiliates own 20% or more of the Company’s shares, Limited Brands and Benchmark Capital have agreed to vote against any combination of the Company unless Freeman Spogli consents to the combination.

             As of February 1, 2003, we have paid Limited Brands $150,000 for recruiting costs associated with its search for a replacement for C. David Zoba, whom we hired from Limited Brands as our Executive Vice President, General Counsel and Secretary.

             We have verbal consulting agreements with two members of the board of directors to provide real estate, marketing and other general consulting services. Either party can terminate the agreements at any time. We recognized expense of $171,000, $182,000 and $159,000 in fiscal 2002, 2001 and 2000, respectively, for these consulting services.

11.	Fair Value of Financial Instruments

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

Long-term Debt

             The fair value is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. As of February 1, 2003 and February 2, 2002, the carrying value of the long-term debt approximates its fair value.

12.	Commitments

             We are involved in various legal proceedings that are incidental to the conduct of the business. Although the amount of any liability with respect to these proceedings cannot be determined, in the opinion of management, after consultation with legal counsel, any such liability will not have a material adverse effect on the financial position or results of operations of the Company.

             We have non-cancelable operating leases for office facilities, warehouse facilities, real estate and equipment. Store rent consists of a fixed amount, plus, in some cases, contingent rent based on a percentage of sales exceeding a specific amount. Certain leases provide for future rent escalations and renewal options which are accounted for on a straight-line basis. In addition to basic rent, store leases provide for payment of common area maintenance, taxes and other expenses. Rent expense for fiscal 2002, 2001, and 2000 was $27.8 million, $22.5 million and $19.8 million, respectively and includes contingent rental expense of $9,000, $3,000, and $41,000, respectively.

             Future minimum lease payments under non-cancelable lease agreements with an initial or remaining term of at least one year at February 1, 2003 are as follows (in thousands):

Fiscal Year

2003	$ 34,129
2004	37,144
2005	36,724
2006	36,442
2007	36,674
Thereafter	369,152

Total	$ 550,265

13.	Retirement Plan

             We sponsor a qualified defined contribution savings and retirement plan. Participation in the qualified plan is available to all associates who have attained the age of 21. Eligible employees participating in the plan may contribute between 1% and 15% of their eligible compensation. We will make matching contributions to eligible participants who have completed one year of service, in which they have worked at least 1,000 hours. We will make a matching contribution to these participants of 50% of the first 3% of the employees’ eligible compensation contributed to the plan. We made matching contributions for fiscal 2002, 2001 and 2000 of $404,000, $380,000 and $334,000, respectively.

14.	Supplemental Disclosure of Cash Flow Information

             We paid cash for interest totaling $1,685,000, $4,886,000 and $4,423,000 in fiscal 2002, 2001 and 2000, respectively. We paid cash for income taxes during fiscal 2002, 2001 and 2000 of $3,741,000, $6,575,000 and $182,000, respectively.

             Notes receivable totaling $285,000 and $415,000 were received from management to purchase common stock during fiscal 2001 and 2000, respectively. No notes receivable were received during fiscal 2002.

             Interest capitalized into construction in progress during fiscal 2002, 2001 and 2000 was $315,000, $291,000 and $225,000, respectively.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors of
Galyan's Trading Company, Inc.
Plainfield, Indiana

We have audited the consolidated financial statements of Galyan’s Trading Company, Inc. as of February 1, 2003 and February 2, 2002, and for each of the three years in the period ended February 1, 2003, and have issued our report thereon dated March 14, 2003 (which report expressed an unqualified opinion and includes an explanatory paragraph referring to a change in method of accounting for goodwill and other intangible assets, effective February 3, 2002 and described in Note 1 to the consolidated financial statements); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Galyan’s Trading Company, Inc., listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 14, 2003

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Fiscal 2000
Reserve for sales returns and allowances	$ 623,581	$ 44,917,924	$(44,856,860)	$ 684,645
Inventory reserves	1,530,627	--	(425,607)	1,105,020
Allowance for doubtful accounts	393,000	207,570	(299,619)	300,951

Fiscal 2001
Reserve for sales returns and allowances	$ 684,645	$ 52,406,362	$(52,330,130)	$ 760,877
Inventory reserves	1,105,020	401,720	--	1,506,740
Allowance for doubtful accounts	300,951	100,565	(261,405)	140,111

Fiscal 2002
Reserve for sales returns and allowances	$ 760,877	$ 69,273,108	$(69,106,757)	$ 927,228
Inventory reserves	1,506,740	193,512	--	1,700,252
Allowance for doubtful accounts	140,111	148,730	(207,644)	81,197

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Second Amended and Restated Bylaws
4.1*	Stockholders Agreement, dated August 31, 1999, among Galyan's Trading Company, Inc. and certain shareholders of Galyan's Trading Company, Inc.
4.2*	Amendment No. 1 to Stockholders Agreement, dated September 29, 2000, among Galyan's Trading Company, Inc. and certain shareholders of Galyan's Trading Company, Inc.
4.3*	Second Amendment to Stockholders Agreement, dated May 24, 2001, among Galyan's Trading Company, Inc. and certain shareholders of Galyan's Trading Company, Inc.
4.4*	Amendment to Stockholders Agreement, dated August 25, 2001, Galyan's Trading Company, Inc. and certain shareholders of Galyan's Trading Company, Inc.
4.5*	Agreement to be Bound, dated November 29, 1999, by Benchmark Capital Partners IV, L.P.
4.6*

Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Galyan's Trading Company, Inc., FS Equity Partners IV, L.P., Limited Brands, Inc. and Benchmark Capital Partners IV, L.P.

10.1*	Employment Agreement, dated September 29, 2000, between Robert B. Mang and Galyan's Trading Company, Inc.
10.2*	Employment Agreement, dated May 21, 2001, between C. David Zoba and Galyan's Trading Company, Inc.
10.3***	Resignation and General Release Agreement, dated March 6, 2002, between Joel L. Silverman and Galyan's Trading Company, Inc.
10.4*	Galyan's Trading Company, Inc. 1999 Stock Option Plan, as amended.
10.5*	Form of 1999 Stock Option Agreement, as currently in effect.
10.6*	Galyan's Trading Company, Inc. 1999 Stock Subscription Agreement, as amended.
10.7*	Form of 1999 Stock Subscription Agreement, as currently in effect.
10.8*	Warrant issued to Limited Brands, Inc. to purchase 1,350,000 shares of common stock
10.9*	Building Loan Agreement, dated October 29, 1999, between Keybank National Association and Galyan's Trading Company, Inc.
10.10*	Building Loan Agreement, dated May 25, 2001, between Keybank National Association and Galyan's Trading Company, Inc.
10.11*	Credit Agreement, dated as of May 3, 2001, among Galyan's Trading Company, Inc., as borrower, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.
10.12*	Lease Agreement, dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan's Trading Company, Inc.
10.13*	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan's Trading Company, Inc.
21	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP
24	Power of Attorney

*          Incorporated by reference to the Registration Statement on Form S-1 as declared effective on June 26, 2001 (File No. 333-57848).
**        Incorporated by reference to the Quarterly Report on Form 10-Q, as amended, for the quarter ended August 4, 2001.
***      Incorporated by reference to the Annual Report on Form 10-K for the year ended February 2, 2002.

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

Date: April 24, 2003

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. MANG	Chief Executive Officer and Chairman	April 24, 2003
Robert B. Mang	of the Company and Director
(Principal Executive Officer)

*	Director	April 24, 2003
Norman S. Matthews

*	Director	April 24, 2003
Byron E. Allumbaugh

*	Director	April 24, 2003
Frank J. Belatti

*	Director	April 24, 2003
Stuart B. Burgdoerfer

*	Director	April 24, 2003
Timothy J. Faber

*	Director	April 24, 2003
Todd W. Halloran

*	Director	April 24, 2003
George M. Mrkonic, Jr

*	Director	April 24, 2003
John M. Roth

*	Director	April 24, 2003
Stephanie M. Shern

*	Director	April 24, 2003
Ronald P. Spogli

*	Director	April 24, 2003
Peter Starrett

* By: /s/ EDWARD S. WOZNIAK
Edward S. Wozniak
As Attorney-In-Fact

GALYAN’S TRADING COMPANY, INC.

CERTIFICATIONS

I, Robert B. Mang, certify that:

1.	I have reviewed this annual report on Form 10-K of Galyan's Trading Company, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ ROBERT B. MANG
Robert B. Mang
Chief Executive Officer and Chairman of the Company

GALYAN’S TRADING COMPANY, INC.

CERTIFICATIONS

I, Edward S. Wozniak, certify that:

1.	I have reviewed this annual report on Form 10-K of Galyan's Trading Company, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ EDWARD S. WOZNIAK
Edward S. Wozniak
Senior Vice President and Chief Financial Officer