Form 10-Q
period 2003-05-03
GALYANS TRADING CO INC
filed 2003-06-16
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes   X     No

Number of shares of Common Stock outstanding at May 29, 2003: 17,118,716

GALYAN’S TRADING COMPANY, INC.

Index to Form 10-Q
For the three month period ended May 3, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Galyan's Trading Company, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended May 3, 2003 and May 4, 2002
(dollars in thousands, except per share data)

	May 3, 2003	May 4, 2002
	(Unaudited)	(Unaudited)

Net sales	$ 129,564	$ 113,457
Cost of sales	95,920	81,951

Gross profit	33,644	31,506
Selling, general and administrative expenses	37,476	31,811

Operating loss	(3,832)	(305)
Interest expense	467	506
Interest income	(22)	(121)

Loss before income tax benefit	(4,277)	(690)
Income tax benefit	(1,711)	(276)

Net loss	$ (2,566)	$ (414)

Basic loss per share	$ (0.15)	$ (0.02)

Diluted loss per share	$ (0.15)	$ (0.02)

Weighted average shares used in calculating loss per common share:
Basic	17,089,452	17,035,159

Diluted	17,089,452	17,035,159

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Balance Sheets
As of May 3, 2003 and February 1, 2003
(dollars in thousands, except share data)

	May 3, 2003	February 1, 2003
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$ 7,213	$ 11,890
Receivables, net	11,228	7,726
Merchandise inventories	171,876	138,993
Deferred income taxes	2,080	1,969
Other current assets	8,698	5,010

Total current assets	201,095	165,588

Property and equipment, net	148,963	136,421
Deferred income taxes	117	--
Goodwill, net	18,334	18,334
Other assets, net	2,166	878

Total assets	$ 370,675	$ 321,221

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 75,728	$ 56,804
Accrued expenses	32,957	42,579
Current portion of long-term debt	86	6,103

Total current liabilities	108,771	105,486
Long-term liabilities:
Debt, net of current portion	48,823	186
Deferred income taxes	--	1,334
Other long-term liabilities	8,003	6,938

Total long-term liabilities	56,826	8,458

Shareholders' equity:
Common stock and paid-in capital, no par value; 50,000,000 shares
authorized; 17,112,216 and 17,084,716 shares issued and outstanding	192,113	191,802
Notes receivable from shareholders	(933)	(948)
Unearned compensation	(74)	(115)
Warrants	1,461	1,461
Retained earnings	12,511	15,077

Total shareholders' equity	205,078	207,277

Total liabilities and shareholders' equity	$ 370,675	$ 321,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 3, 2003 and May 4, 2002
(dollars in thousands)

	May 3, 2003	May 4, 2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (2,566)	$ (414)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	5,649	3,772
Amortization of financing intangibles	126	149
Deferred income taxes	(1,562)	(1,226)
Loss (gain) on disposal of property and equipment	19	(3)
Deferred rent and other non-cash expense	1,106	639
Changes in certain assets and liabilities:
Accounts receivable	245	285
Merchandise inventories	(32,883)	(29,079)
Other assets	(3,688)	(880)
Accounts payable and accrued expenses	11,125	17,760

Net cash used in operating activities	(22,429)	(8,997)

Cash flows from investing activities:
Capital expenditures	(18,172)	(12,009)
Decrease in net accounts payable for capital expenditures	(5,533)	(4,559)

Net cash used in investing activities	(23,705)	(16,568)

Cash flows from financing activities:
Net borrowings from revolving line of credit	48,650	--
Principal payments on long-term debt and other obligations	(6,030)	--
Payment of financing fees	(1,453)	--
Payments on notes receivable from shareholders	15	49
Proceeds from sale of common stock	275	88

Net cash provided by financing activities	41,457	137

Net decrease in cash and cash equivalents	(4,677)	(25,428)
Cash and cash equivalents, beginning of period	11,890	36,770

Cash and cash equivalents, end of period	$ 7,213	$ 11,342

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ 665	$ 380

Income taxes	$ 6,950	$ 3,427

See accompanying Notes to Condensed Consolidated Financial Statements.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Organization and Significant Accounting Policies

Description of Business
Galyan’s Trading Company, Inc. is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. As of May 3, 2003, we operated 36 stores in 17 states.

Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

The balance sheet at February 1, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended February 1, 2003, as filed with the Securities and Exchange Commission (“SEC”).

Certain amounts in the fiscal 2002 condensed consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Loss Per Share
Loss per share of common stock is based on the weighted average number of shares outstanding during the related periods. Since we had a loss from operations for the three month period ended May 3, 2003 and May 4, 2002, 58,297 and 248,974 incremental shares, respectively, relating to the dilutive effect of stock options and warrants were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

Stock Compensation
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, we will continue to account for stock-based employee compensation under the provisions of APB Opinion No. 25 and related interpretations.

The following illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123:

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1:  Organization and Significant Accounting Policies (continued)

Three Month Period Ended
	May 3, 2003	May 4 ,2002
	(Unaudited)	(Unaudited)

Net loss as reported	$ (2,566)	$ (414)

Add: Stock-based compensation expense included
in reported net loss, net of related tax effects	25	146

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(316)	(754)

Pro forma net loss	$ (2,857)	$ (1,022)

Loss per share:
Basic, as reported	$ (0.15)	$ (0.02)
Basic, pro forma	$ (0.17)	$ (0.06)

Diluted, as reported	$ (0.15)	$ (0.02)
Diluted, pro forma	$ (0.17)	$ (0.06)

The pro forma amounts are not representative of the effects on reported earnings for future periods.

The weighted average fair value of options granted for the three month period ended May 3, 2003 and May 4, 2002 were $4.95 and $5.67, respectively. The weighted average fair value of the options calculated in accordance with SFAS No. 123 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Month Period Ended
	May 3, 2003	May 4, 2002
Expected dividend yield	0%	0%
Expected stock price volatility	63%	62%
Risk-free interest rate range	2.38%	3.89% - 3.96%
Expected life of options	4	4

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 2: Long-Term Debt
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008. Under this agreement, our revolving credit facility maximum borrowing capacity increased to $250.0 million of which $30.0 million may be used for the issuance of letters of credit. The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end. Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit. We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility. As of May 3, 2003, the commitment fee rate was 0.425%. We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability. If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant. The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base. Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of May 3, 2003, $48,650,000 was outstanding under our revolving credit facility and $5,632,000 was committed for outstanding standby and import letters of credit.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building. On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

Long-term debt consists of the following at May 3, 2003 and February 1, 2003 (in thousands):

	May 3 ,2003	February 1, 2003
	(Unaudited)	(Note 1)

Bank and other:
Revolving line of credit	$ 48,650	$ --
Construction loans	--	6,000
Capital lease obligations	259	289

Total long-term debt	48,909	6,289
Less current maturities	(86)	(6,103)

Total long-term debt, net of current maturities	$ 48,823	$ 186

Note 3: Shareholders’ Equity
During the first quarter of fiscal 2003, we issued options to purchase 7,500 shares of common stock under our 1999 Stock Option Plan at $9.93 per share to certain employees. These options vest over a three year period and expire seven years after the grant date.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — CONTINUED

Note 4: New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products. For the three month period ended May 3, 2003, the adoption of this statement increased our operating loss by $470,000 ($282,000 net of income taxes or $0.02 per share on a fully diluted basis.)

On February 2, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have an effect on the consolidated financial statements.

On February 2, 2003, we adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation were adopted in fiscal 2002. We had no guarantees that were required to be disclosed in the consolidated financial statements. The adoption of this statement did not have an effect on the consolidated financial statements.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in first person notations “we”, “us”, and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. A typical store has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty-five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience. We operated 36 stores in 17 states as of May 3, 2003.

Critical Accounting Policies
Our critical accounting policies are summarized below.

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

Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets. If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses. During three month period ended May 3, 2003 and May 4, 2002, no impairment was recorded as a result of our assessment. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Critical Accounting Policies (continued)
Income Taxes: We follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since we fully anticipate that full amount of these assets should be realized in the future. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.

Results of Operations
The following table sets forth our statement of operations data as a percentage of net sales for the periods indicated.

	Three month period ended (1)
	May 3, 2003	May 4, 2002
Net sales	100.0%	100.0%
Cost of sales	74.0	72.2

Gross profit	26.0	27.8
Selling, general and administrative expenses	28.9	28.0

Operating loss	(3.0)	(0.3)
Interest expense, net	0.3	0.3

Loss before income tax benefit	(3.3)	(0.6)
Income tax benefit	(1.3)	(0.2)

Net loss	(2.0)%	(0.4)%

(1) due to rounding, columns may not add

Net Sales
Net sales increased by 14.2%, or $16.1 million, to $129.6 million for the first quarter of fiscal 2003 from $113.5 million in the same quarter last year. When comparing the first quarter of fiscal 2003 with the same quarter last year, net sales decreased by $6.8 million, or 6.3%, at comparable stores, increased by $3.6 million at the two stores opened during fiscal 2003 and increased by $19.3 million at stores opened during fiscal 2002 that had not yet entered the comparable store sales base. Increased comparable store sales in hunting, footwear, and team sports were more than offset by softness in casual apparel, outerwear, and camping categories. In addition, we believe the continued sluggish economy and the impact of the war may have adversely impacted comparable stores sales. Because our Greenwood, Indiana location was closed on September 20, 2002 as a result of a tornado, for purposes of comparison to the current fiscal period, we have treated net sales for the first quarter of fiscal 2002 at that location as non-comparable store sales. On April 25, 2003, we reopened our former Greenwood, Indiana location as a clearance center. Because the clearance center is not part of our long-term strategy, we have included sales at this location as non-comparable store sales.

Gross Profit
Gross profit increased by 6.8%, or $2.1 million, to $33.6 million in the first quarter of fiscal 2003 from $31.5 million in the same quarter last year. Gross profit as a percentage of net sales was 26.0% in the first quarter of fiscal 2003 compared to 27.8% for the same quarter last year. This decrease as a percentage of net sales was primarily the result of higher markdowns and higher store occupancy costs.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 17.8%, or $5.7 million, to $37.5 million in the first quarter of fiscal 2003 from $31.8 million in the same quarter last year. Selling, general and administrative expenses for the first quarter of fiscal 2003 increased to 28.9% of net sales compared to 28.0% for the same quarter last year. The increase was due primarily to higher expenses for depreciation, insurance, and information systems. This increase was partially offset by lower payroll costs as a percentage of net sales.

Operating Loss
The operating loss for the first quarter of fiscal 2003 increased by $3.5 million, to a loss of $3.8 million compared to a loss of $305,000 for the same quarter last year. The negative impact on operating results for the first quarter of fiscal 2003 compared to the same quarter last year was the result of higher markdowns, higher store occupancy costs, and higher expenses for depreciation, insurance and information systems.

Interest Expense
Interest expense, net of interest income of $22,000, was $445,000 for the first quarter of fiscal 2003 compared to interest expense, net of interest income of $121,000, of $385,000 for the same quarter last year. This increase was due primarily to lower interest income due to lower average cash balances.

Income Taxes
Our effective income tax rate was 40% in the first quarter of fiscal 2003. This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which we conduct business.

Net Loss
As a result of the foregoing factors, the net loss for the first quarter of fiscal 2003 increased by $2.2 million to a net loss of $2.6 million compared to a net loss of $414,000 for the same quarter last year.

Liquidity and Capital Resources
Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the three month period ended May 3, 2003, these capital and liquidity requirements were primarily funded from funds available under our revolving credit facility, and cash and cash equivalents on hand at the beginning of the period. Cash flows from operating, investing and financing activities for the three month period ended May 3, 2003 and May 4, 2002 are summarized below.

Net cash used in operating activities was $22.4 million for the first quarter of fiscal 2003, compared to $9.0 million for the same quarter last year. The increase in cash used in operating activities was due primarily to a decrease in accounts payable and accrued expenses, an increase in merchandise inventories, an increase in other assets, and an increase in the net loss for the first quarter. These items were partially offset by higher depreciation and amortization expense.

Net cash used in investing activities was $23.7 million for the first quarter of fiscal 2003, compared to $16.6 million for the same quarter last year. The increase was due primarily to an increase in capital expenditures and related net accounts payable for capital expenditures used primarily for new store construction and fixturing.

Net cash provided by financing activities was $41.5 million for the first quarter of fiscal 2003, compared to $137,000 for the same quarter last year. The increase was due primarily to an increase in net borrowings from the revolving credit facility, partially offset by principal payments on long-term debt, and by the payment of financing fees related to the amendment and restatement of our credit agreement.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008. Under this agreement, our revolving credit facility maximum borrowing capacity increased to $250.0 million of which $30.0 million may be used for the issuance of letters of credit. The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement. The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end. Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit. We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility. As of May 3, 2003, the commitment fee rate was 0.425%. We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability. If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant. The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base. Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building. On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

Our net working capital at May 3, 2003 was $85.2 million, compared to $54.3 million at February 1, 2003. Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt). The increase in working capital was due primarily to an increase in merchandise inventories for new stores opened during the first quarter, a decrease in accrued expenses, an increase in construction allowance receivables, and an increase in other assets. These increases were partially offset by an increase in accounts payable. As of May 3, 2003, we had $48.7 million in outstanding borrowings and an availability of $56.1 million net of $5.6 million used in support of letters of credit under our revolving credit facility.

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

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
Our future capital requirements will depend on the number of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received. For fiscal 2003, we currently estimate our total capital expenditures to range between $85.0 to $90.0 million, net of agreed-upon landlord construction contributions. In addition to this capital expenditures estimate, we currently anticipate approximately $5.2 to $5.6 million of non-capitalizable pre-opening costs for new stores. The capital expenditures estimate contemplates $64.0 to $68.0 million for nine new stores that we intend to open during fiscal 2003, including the two stores we opened in the first fiscal quarter of 2003. The total capital expenditure estimate also includes an estimate for construction-in-progress disbursements for anticipated fiscal 2004 openings. The capital expenditures estimate also reflects the fact that three of our planned nine store openings for fiscal 2003 do not have any landlord construction contributions as compared to eight of nine new stores in fiscal 2002 which had landlord construction contributions. Three of our fiscal 2003 new stores and some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The total capital expenditure estimate for fiscal 2003 also includes approximately $3.0 to $4.0 million for remodeling and maintenance relating to our existing stores, technology upgrades and corporate capital expenditures.

We believe that developer or real estate investment company financing, longer term mortgage financing, funds available under our revolving credit facility and cash flows from operations will be sufficient to fund working capital and to finance capital expenditures requirements over the next twelve months.

New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products. For the three month period ended May 3, 2003, the adoption of this statement increased our operating loss by $470,000 ($282,000 net of income taxes or $0.02 per share on a fully diluted basis.)

On February 2, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have an effect on the consolidated financial statements.

On February 2, 2003, we adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation were adopted in fiscal 2002. We had no guarantees that were required to be disclosed in the consolidated financial statements. The adoption of this statement did not have an effect on the consolidated financial statements.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

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

Cautionary Note Regarding Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Quarterly Report on Form 10-Q (“Report”) or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by our management:

•

risks associated with our ability to implement our growth strategies or manage our growing business, including the availability of suitable store locations on appropriate financing and other terms and the availability of adequate financing sources;

•	the impact of competition and pricing;

•	changes in consumer confidence, preferences and spending patterns and overall economic conditions;

•	risks associated with the seasonality of the retail industry, the retail sporting goods industry and our business;

•	the potential impact of natural disasters or national and international security concerns on the retail environment;

•	risks relating to the regulation of the products we sell, including firearms;

•	risks associated with the possible inability of our vendors to deliver products in a timely manner;

•	risks associated with relying on foreign sources of production and risks relating to changes in our management information systems; and

•	other risk factors described from time to time in SEC reports filed by Galyan’s Trading Company, Inc.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cautionary Note Regarding Forward-Looking Statements (continued)
Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. The list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Galyan’s Website and Access to Filings
We post all of our periodic reports on Form 10-K and 10-Q, and current reports on Form 8-K, on our website at www.galyans.com as soon as reasonably practical after the reports are filed with or furnished to the Securities and Exchange Commission. Access to these reports is free of charge.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our line of credit used for the construction of a new store which are benchmarked to U.S. and European short-term variable rates. On May 1, 2003, we paid all remaining outstanding principal and interest on our line of credit used for the construction of a new store. Borrowings outstanding on our line of credit agreement used for the construction of a new store as of February 1, 2003 were $6,000,000. Borrowings outstanding under our revolving credit facility as of May 3, 2003 and February 1, 2003 were $48,650,000 and $0, respectively. As of May 29, 2003, borrowings outstanding under our revolving credit facility were $54,000,000. A hypothetical one percentage point interest rate change from those in effect during the three month periods ended May 3, 2003 and May 4, 2002 would have resulted in interest expense fluctuating by approximately $66,000 and $27,000, respectively.

Item 4:  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this Report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our controls and procedures were effective.

Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

Part II. OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

Exhibit 10.14	Amended and restated credit agreement among Galyan’s Trading Company Inc., and JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, dated as of April 25, 2003.

Exhibit 99.1	Section 1350 Certifications

(b)	Reports on Form 8-K:

             On March 20, 2003, we filed on Form 8-K an announcement containing the results of our fourth quarter of fiscal 2002, the results of fiscal 2002 and other information included therein, including the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of cash flows for the fourth quarter of fiscal 2002 and for fiscal 2002.

             On April 24, 2003, we filed on Form 8-K our certification of periodic financial reports for our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. ss. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             On April 28, 2003, we filed on Form 8-K an announcement that we had entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks. Under this agreement, our revolving credit facility maximum borrowing capacity increased to $250.0 million from $160.0 million and will mature in April 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALYAN’S TRADING COMPANY, INC.

Date: June 16, 2003	By: /s/ EDWARD S. WOZNIAK
Edward S. Wozniak
Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

CERTIFICATIONS

I, Robert B. Mang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Galyan’s Trading Company, Inc;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ ROBERT B. MANG
Robert B. Mang
Chief Executive Officer and Chairman of the Company

CERTIFICATIONS

I, Edward S. Wozniak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Galyan’s Trading Company, Inc;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ EDWARD S. WOZNIAK
Edward S. Wozniak
Senior Vice President and Chief Financial Officer