Form 10-Q
period 2003-08-03
GALYANS TRADING CO INC
filed 2003-09-15
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes   X   No ___

Number of shares of Common Stock outstanding at August 29, 2003:  17,195,533

GALYAN’S TRADING COMPANY, INC.

Index to Form 10-Q
For the three and six month periods ended August 2, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Month Periods Ended August 2, 2003 and August 3, 2002
(dollars in thousands, except per share data)

	Three Month Periods Ended		Six Month Periods Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$163,662	$142,275	$293,226	$255,732
Cost of sales	119,215	99,459	215,135	181,410

Gross profit	44,447	42,816	78,091	74,322
Selling, general and administrative expenses	44,067	35,810	81,543	67,621

Operating income (loss)	380	7,006	(3,452)	6,701
Interest expense	707	465	1,174	971
Interest income	(18)	(32)	(40)	(153)

(Loss) income before income tax (benefit) provision	(309)	6,573	(4,586)	5,883
Income tax (benefit) provision	(123)	2,688	(1,834)	2,412

Net (loss) income	$(186)	$3,885	$(2,752)	$3,471

Basic (loss) earnings per share	$(0.01)	$0.23	$(0.16)	$0.20

Diluted (loss) earnings per share	$(0.01)	$0.22	$(0.16)	$0.20

Weighted average shares used in calculating (loss) earnings per common share:
Basic	17,153,084	17,040,316	17,121,268	17,037,737

Diluted	17,153,084	17,421,936	17,121,268	17,354,728

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Balance Sheets
As of August 2, 2003 and February 1, 2003
(dollars in thousands, except share data)

	August 2, 2003	February 1, 2003

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,818	$11,890
Receivables, net	10,573	7,726
Merchandise inventories	171,793	138,993
Deferred income taxes	2,523	1,969
Other current assets	5,260	5,010

Total current assets	200,967	165,588
Property and equipment, net	165,307	136,421
Goodwill, net	18,334	18,334
Other assets, net	2,043	878

Total assets	$386,651	$321,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$90,718	$56,804
Accrued expenses	34,377	42,579
Current portion of long-term debt	87	6,103

Total current liabilities	125,182	105,486
Long-term liabilities:
Debt, net of current portion	47,587	186
Deferred income taxes	80	1,334
Other long-term liabilities	7,779	6,938

Total long-term liabilities	55,446	8,458
Shareholders’ equity:
Common stock and paid-in capital, no par value; 50,000,000 shares authorized; 17,195,533 and 17,084,716 shares issued and outstanding	193,031	191,802
Notes receivable from shareholders	(761)	(948)
Unearned compensation	(33)	(115)
Warrants	1,461	1,461
Retained earnings	12,325	15,077

Total shareholders’ equity	206,023	207,277

Total liabilities and shareholders’ equity	$386,651	$321,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Month Periods Ended August 2, 2003 and August 3, 2002
(dollars in thousands)

	August 2, 2003	August 3, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,752)	$3,471
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	11,681	7,924
Amortization of financing intangibles	240	278
Deferred income taxes	(1,808)	(640)
Loss on disposal of property and equipment	9	—
Deferred rent and other non-cash expense	923	925
Changes in certain assets and liabilities:
Accounts receivable	543	349
Merchandise inventories	(32,800)	(32,604)
Other assets	(250)	(1,281)
Accounts payable and accrued expenses	24,208	30,280

Net cash (used in) provided by operating activities	(6)	8,702

Cash flows from investing activities:
Capital expenditures	(40,498)	(29,189)
Decrease in net accounts payable for capital expenditures	(1,741)	(11,542)

Net cash used in investing activities	(42,239)	(40,731)

Cash flows from financing activities:
Net borrowings from revolving line of credit	47,439	9,000
Proceeds from long-term debt	—	365
Principal payments on long-term debt and other obligations	(6,054)	(5,314)
Payments on notes receivable from shareholders	187	358
Proceeds from sale of common stock	1,084	88
Payments of financing costs	(1,483)	—

Net cash provided by financing activities	41,173	4,497

Net decrease in cash and cash equivalents	(1,072)	(27,532)
Cash and cash equivalents, beginning of period	11,890	36,770

Cash and cash equivalents, end of period	$10,818	$9,238

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,189	$692

Income taxes	$7,298	$3,552

See accompanying Notes to Condensed Consolidated Financial Statements.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Organization and Significant Accounting Policies

Description of Business
Galyan’s Trading Company, Inc. is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  As of August 2, 2003, we operated 38 stores in 18 states and one clearance center.  The clearance center location is not included in our store count above as it is not part of our long-term strategy.

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

(Loss) Earnings Per Share
(Loss) earnings per share of common stock is based on the weighted average number of shares outstanding during the related periods.  Since we had a (loss) from operations for the three and six month periods ended August 2, 2003, 120,511 and 89,169, incremental shares, respectively, relating to the dilutive effect of stock options were excluded from the calculation of diluted (loss) per share due to their anti-dilutive effect.  Diluted earnings per share for the three and six month periods ended August 3, 2002, included 381,620 and 316,991 incremental shares, respectively, relating to the dilutive effect of stock options.

Stock Compensation
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, we will continue to account for stock-based employee compensation under the provisions of APB Opinion No. 25 and related interpretations.

The following illustrates the pro forma effect on net (loss) earnings and (loss) earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1:  Organization and Significant Accounting Policies (continued)

	Three Month Periods Ended		Six Month Periods Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) earnings as reported	$(186)	$3,885	$(2,752)	$3,471
Add: Stock-based compensation expense included in reported net (loss) earnings, net of related tax effects	25	25	50	171

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(400)	(278)	(716)	(1,032)

Pro forma net (loss) earnings	$(561)	$3,632	$(3,418)	$2,610

(Loss) earnings per share:
Basic, as reported	$(0.01)	$0.23	$(0.16)	$0.20
Basic, pro forma	$(0.03)	$0.21	$(0.20)	$0.15
Diluted, as reported	$(0.01)	$0.22	$(0.16)	$0.20
Diluted, pro forma	$(0.03)	$0.21	$(0.20)	$0.15

The pro forma amounts are not representative of the effects on reported earnings for future periods.

The weighted average fair value of options granted for the three and six month periods ended August 2, 2003 were $6.74 and $6.71, respectively.   The weighted average fair value of options granted for the three and six month periods ended August 3, 2002 were $10.50 and $8.50, respectively. The weighted average fair value of the options calculated in accordance with SFAS No. 123 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	63%	62%	63%	62%
Risk-free interest rate range	1.94%	4.15% - 4.28%	1.94% -2.38%	3.89% - 4.28%
Expected life of options	4	4	4	4

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 2:  Long-Term Debt
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of August 2, 2003, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.  If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant.  The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

Long-term debt consists of the following at August 2, 2003 and February 1, 2003 (in thousands):

	August 2, 2003	February 1, 2003

	(Unaudited)	(Note 1)
Bank and other:
Revolving line of credit	$47,439	$—
Construction loan	—	6,000
Capital lease obligations	235	289

Total long-term debt	47,674	6,289
Less current maturities	(87)	(6,103)

Total long-term debt, net of current maturities	$47,587	$186

Note 3:  Shareholders’ Equity
During the second quarter of fiscal 2003, we issued options to purchase 434,000 shares of common stock under our 1999 Stock Option Plan at $13.66 per share to certain employees and directors. These options vest over a three year period and expire seven years after the grant date.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 4:  New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For the three and six month periods ended August 2, 2003, the adoption of this statement increased our operating loss by $340,000 ($203,000 net of income taxes or $0.01 per share on a fully diluted basis) and $810,000  ($486,000 net of income taxes or $0.03 per share on a fully diluted basis), respectively.

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

On June 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the consolidated financial statements.

Note 5:  Subsequent Event
On August 8, 2003 we sold our interest in buildings and leasehold improvements for three store locations, for approximately $21.0 million to CPA®:15, a member of the W.P. Carey Group and simultaneously entered into lease agreements for these three store locations.  The sale included our store locations in Buffalo, New York, and Greenwood, Indiana, as well as a future store location in Freehold, New Jersey that is scheduled to open in the summer of 2004.  Approximately $9.0 million of the $21.0 million total is attributable to the future store location in Freehold, New Jersey, and will not be funded fully until that store opens.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in first person notations “we”, “us”, and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  A typical store has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty-five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience.  As of August 2, 2003, we operated 38 stores in 18 states and one clearance center.  The clearance center location is not included in our store count above as it is not part of our long-term strategy.

Critical Accounting Policies
Our critical accounting policies are summarized below.

Revenue recognition: We recognize retail sales upon the purchase of the merchandise by our customers, net of returns and allowances, which are based on estimates determined using historical customer returns experience. We use gift cards and store credits, the revenue of which is recognized upon redemption by the customer. We recognize markdowns associated with our preferred customer and private label credit card programs upon redemption in conjunction with a qualifying purchase.

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

Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets. If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses. During the six month periods ended August 2, 2003 and August 3, 2002, no impairment was recorded as a result of our assessment. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Critical Accounting Policies (continued)
Income Taxes: We follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations. No valuation allowance has been provided for deferred tax assets, since we anticipate that the amount of these assets should be realized in the future. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.

Results of Operations
The following table sets forth our statement of operations data as a percentage of net sales for the periods indicated.

	Three month periods ended (1)		Six month periods ended (1)
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.8	69.9	73.4	70.9

Gross profit	27.2	30.1	26.6	29.1
Selling, general and administrative expenses	26.9	25.2	27.8	26.4

Operating (loss) income	0.2	4.9	(1.2)	2.6
Interest expense, net	0.4	0.3	0.4	0.3

(Loss) earnings before income tax (benefit) provision	(0.2)	4.6	(1.6)	2.3
Income tax (benefit) provision	(0.1)	1.9	(0.6)	0.9

Net (loss) earnings	(0.1)%	2.7%	(0.9)%	1.4%

(1) due to rounding, columns may not add

Net Sales
Net sales increased by 15.0%, or $21.4 million, to $163.7 million for the second quarter of fiscal 2003 from $142.3 million in the same quarter last year.  When comparing the second quarter of fiscal 2003 with the same quarter last year, net sales decreased by $10.5 million, or 7.7%, at comparable stores, increased by $12.6 million at the four stores opened during fiscal 2003 and increased by $19.3 million at stores opened during fiscal 2002 that had not yet entered the comparable store sales base.  Increased comparable store sales in outerwear, hunting, and bicycles were more than offset by decreases in camping, water sports, fishing, casual apparel, and swimwear categories.  In addition, we believe a weak economy, a highly promotional retail environment, and unseasonable weather in our East and Midwest markets may have negatively impacted store sales in the second quarter of fiscal 2003.

Net sales for the six month period ended August 2, 2003 increased by 14.7%, or $37.5 million, to $293.2 from $255.7 million in the same period last year.  When comparing the six month period ended August 2, 2003 with the same period last year, net sales decreased by $17.3 million, or 7.1%, at comparable stores, increased by $16.2 million at the four stores opened during fiscal 2003 and increased by $38.6 million at stores opened during fiscal 2002 that had not yet entered the comparable store sales base.  Increased comparable store sales in hunting, footwear, and team sports were more than offset by decreases in casual apparel, outerwear, and camping categories.  In addition, we believe the continued sluggish economy, the impact of the war, a highly promotional retail environment, and unseasonable weather in our East and Midwest markets may have negatively impacted stores sales for the six month period ended August 2, 2003.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Sales (continued)
Our former Greenwood, Indiana location was closed on September 20, 2002 as a result of a tornado. For purposes of comparison to the current fiscal period, we have treated net sales for the second quarter and first six months of fiscal 2002 at that location as non-comparable store sales.  On April 25, 2003, we reopened our former Greenwood, Indiana location as a clearance center.  Because the clearance center is not part of our long-term strategy, we have included sales at this location as non-comparable store sales.

Gross Profit
Gross profit increased by 3.8%, or $1.6 million, to $44.4 million in the second quarter of fiscal 2003 from $42.8 million in the same quarter last year.  Gross profit as a percentage of net sales was 27.2% in the second quarter of fiscal 2003 compared to 30.1% for the same quarter last year.  This decrease as a percentage of net sales was primarily the result of higher markdowns and higher store occupancy costs.

Gross profit for the six month period ended August 2, 2003 increased by 5.1%, or $3.8 million, to $78.1 million from $74.3 million in the same period last year.  Gross profit as a percentage of net sales was 26.6% for the six month period ended August 2, 2003 compared to 29.1% for the same period last year.  This decrease as a percentage of net sales was primarily the result of higher markdowns and higher store occupancy costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 23.1%, or $8.3 million, to $44.1 million in the second quarter of fiscal 2003 from $35.8 million in the same quarter last year.  Selling, general and administrative expenses for the second quarter of fiscal 2003 increased to 26.9% of net sales compared to 25.2% for the same quarter last year.  The percentage increase of net sales was due primarily to higher expenses for depreciation and higher expenses for marketing primarily resulting from the adoption of EITF 02-16.

Selling, general and administrative expenses for the six month period ended August 2, 2003 increased by 20.6%, or $13.9 million, to $81.5 million from $67.6 million in the same period last year.  Selling, general and administrative expenses for the six month period ended August 2, 2003 increased to 27.8% of net sales compared to 26.4% for the same period last year.  The percentage increase of net sales was due primarily to higher expenses for depreciation and higher expenses for marketing primarily resulting from the adoption of EITF 02-16.

Operating (Loss) Income
Our operating income for the second quarter of fiscal 2003 was $380,000, compared to operating income of  $7.0 million for the same quarter last year.  The negative impact on operating results for the second quarter of fiscal 2003 compared to the same quarter last year was the result of higher markdowns, higher store occupancy costs, higher expenses for depreciation, and to higher expenses for marketing primarily resulting from the adoption of EITF 02-16.

Our operating (loss) for the six month period ended August 2, 2003 was ($3.5) million, compared to operating income of $6.7 million for the same period last year.  The negative impact on operating results for the second quarter of fiscal 2003 compared to the same quarter last year was the result of higher markdowns, higher store occupancy costs, higher expenses for depreciation, and to higher expenses for marketing primarily resulting from the adoption of EITF 02-16.

Interest Expense
Interest expense, net of interest income of $18,000, was $689,000 for the second quarter of fiscal 2003, compared to the same quarter last year interest expense, net of interest income of $32,000, was $433,000. This increase was due primarily to higher average outstanding balances on our revolving line of credit.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Interest Expense (continued)
Interest expense, net of interest income of $40,000, was $1.1 million for the six month period ended August 2, 2003, compared to the same period last year interest expense, net of interest income of $153,000, was $818,000.  This increase was due primarily to higher average outstanding balances on our revolving line of credit.

Income Taxes
Our effective income tax rate was 40% for the three and six month periods ended August 2, 2003.  This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which we conduct business.

Net (Loss) Income
As a result of the foregoing factors, our net (loss) for the second quarter of fiscal 2003 was ($186,000), compared to a net income of $3.9 million for the same quarter last year.

As a result of the foregoing factors, the net (loss) for the six month period ended August 2, 2003 was ($2.8) million compared to net income of $3.5 million for the same period last year.

Liquidity and Capital Resources
Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the six month period ended August 2, 2003, these capital and liquidity requirements were primarily funded from funds available under our revolving credit facility, and cash and cash equivalents on hand at the beginning of the period.  Cash flows from operating, investing and financing activities for the six month period ended August 2, 2003 and August 3, 2002 are summarized below.

Net cash used in operating activities was $6,000 for the six month period ended August 2, 2003, compared to cash provided by operating activities of $8.7 million for the same period last year. The increase in cash used in operating activities was due primarily to our net loss and changes in working capital, partially offset by higher depreciation and amortization expense.

Net cash used in investing activities was $42.2 million for the six month period ended August 2, 2003, compared to $40.7 million for the same period last year.  The increase was due primarily to an increase in capital expenditures, partially offset by a decrease in related net accounts payable for capital expenditures used primarily for new store construction and fixturing.

Net cash provided by financing activities was $41.2 million for the six month period ended August 2, 2003, compared to $4.5 million for the same period last year.  The increase was due primarily to an increase in net borrowings from the revolving credit facility and an increase in proceeds from the sale of common stock through the exercise of related options, partially offset by payments of financing costs.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of August 2, 2003, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.  If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant.  The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all required covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

On August 8, 2003 we sold our interest in buildings and leasehold improvements for three store locations, for approximately $21.0 million to CPA®:15, a member of the W.P. Carey Group and simultaneously entered into lease agreements for these three store locations.  The sale included our store locations in Buffalo, New York, and Greenwood, Indiana, as well as a future store location in Freehold, New Jersey that is scheduled to open in the summer of 2004.  Approximately $9.0 million of the $21.0 million total is attributable to the future store location in Freehold, New Jersey, and will not be funded fully until that store opens.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.

Our net working capital at August 2, 2003 was $65.1 million, compared to $54.3 million at February 1, 2003.  Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt).  The increase in working capital for the six month period ended August 2, 2003 was due primarily to an increase in merchandise inventories for new store openings during fiscal 2003, a decrease in accrued expenses, and an increase in construction allowance receivables, partially offset by an increase in accounts payable.  As of August 2, 2003, we had $47.4 million in outstanding borrowings and a remaining availability of $55.3 million net of $7.6 million used in support of letters of credit under our revolving credit facility.

Our typical new store, if leased with a landlord construction contribution adequate to cover the cost of construction of the building, requires capital expenditures between $4.0 to $5.0 million for interior finish and fixtures, and an inventory investment between $3.0 to $4.0 million, net of vendor payables. Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages approximately $600,000 per store and is expensed as incurred.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
Our future capital requirements will depend on the number of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received. For fiscal 2003, we currently estimate our total capital expenditures to range between $85.0 to $90.0 million, net of agreed-upon landlord construction contributions. The capital expenditures estimate contemplates $62.0 to $65.0 million for nine new stores that we intend to open during fiscal 2003, including the four stores we opened in the first six months of fiscal 2003. The total capital expenditure estimate also includes an estimate for construction-in-progress disbursements for anticipated fiscal 2004 openings. The capital expenditures estimate also reflects the fact that three of our planned nine store openings for fiscal 2003 do not have any landlord construction contributions as compared to eight of nine new stores in fiscal 2002 which had landlord construction contributions. Some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The capital expenditure estimate for fiscal 2003 also includes approximately $8.0 to $9.0 million for remodeling and maintenance relating to our existing stores.  The total capital expenditure estimate, includes an estimate for technology upgrades and corporate capital expenditures.  In addition to this capital expenditures estimate, we currently anticipate approximately $5.2 to $5.5 million of non-capitalizable pre-opening costs for new stores.

We believe that developer or real estate investment company financing, longer term mortgage financing, funds available under our revolving credit facility and cash flows from operations will be sufficient to fund working capital and to finance capital expenditures requirements over the next twelve months.

New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For the three and six month periods ended August 2, 2003, the adoption of this statement increased our operating loss by $340,000 ($203,000 net of income taxes or $0.01 per share on a fully diluted basis) and $810,000  ($486,000 net of income taxes or $0.03 per share on a fully diluted basis), respectively.

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

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

New Accounting Pronouncements (continued)
On June 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the consolidated financial statements.

Seasonality and Inflation
Our business cycle is seasonal, with higher sales and profits generally occurring in the second and fourth fiscal quarters. In fiscal 2002, our sales results were as follows: 19.0% in the first quarter, 23.8% in the second quarter, 21.7% in the third quarter and 35.5% in the fourth quarter.  In addition, we have higher seasonal cash outlays in the fourth quarter for purchase volumes, staffing and marketing costs.

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

Cautionary Note Regarding Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Quarterly Report on Form 10-Q (“Report”) or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control.  Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by our management:

•

risks associated with our ability to implement our growth strategies or manage our growing business, including the availability of suitable store locations on appropriate financing and other terms and the availability of adequate financing sources and our limited history of opening and operating new stores;

•	the impact of increased competition and pricing and expenses associated with advertising and promotion in response thereto;

•	changes in consumer confidence, preferences and spending patterns and overall economic conditions;

•	risks relating to the level of markdowns necessary to clear aged inventory;

•	risks associated with the seasonality of the retail industry, the retail sporting goods industry and our business;

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Cautionary Note Regarding Forward-Looking Statements (continued)
•	the potential impact of natural disasters or national and international security concerns on the retail environment;

•	risks relating to the regulation of the products we sell, including firearms;

•	risks associated with the possible inability of our vendors to deliver products in a timely manner;

•	risks associated with relying on foreign sources of production;

•	risks relating to changes in our management information systems;

•	risks relating to operational and financial restrictions imposed by our revolving credit facility; and

•	other risk factors described from time to time in reports filed by the Company with the Securities and Exchange Commission

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

Interest Rate Risk
Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our line of credit used for the construction of a new store which are benchmarked to U.S. and European short-term variable rates. On May 1, 2003, we paid all remaining outstanding principal and interest on our line of credit used for the construction of a new store.  Borrowings outstanding on our line of credit agreement used for the construction of a new store as of February 1, 2003 were $6.0 million. Borrowings outstanding under our revolving credit facility as of August 2, 2003 and February 1, 2003 were $47.4 million and $0, respectively. As of August 29, 2003, borrowings outstanding under our revolving credit facility were $40.0 million.  A hypothetical one percentage point interest rate change from those in effect during the six month periods ended August 2, 2003 and August 3, 2002 would have resulted in interest expense fluctuating by approximately $190,000 and $60,000, respectively.

Item 4:	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of August 2, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting our management to material information required to be included in this Form 10-Q and other Exchange Act filings.  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 2, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          An annual meeting of our shareholders was held on May 15, 2003.  The only matter voted on at the meeting was for the election of directors.  The results of the voting were as follows:

          Robert B. Mang, Norman S. Matthews, Byron E. Allumbaugh, Frank J. Belatti, Stuart B. Burgdoerfer, Timothy J. Faber, Michael Goldstein, Todd W. Halloran, George R. Mrkonic, Jr., John M. Roth, Ronald P. Spogli and Peter Starrett were elected to serve on the Board of Directors until the annual meeting of shareholders in 2004 or until his or her successor is elected and qualified.  Of the 16,281,962 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld

Robert B. Mang	16,062,624	219,338
Norman S. Matthews	15,796,801	485,161
Byron E. Allumbaugh	16,085,124	196,838
Frank J. Belatti	16,029,539	252,423
Stuart B. Burgdoerfer	16,016,839	265,123
Timothy J. Faber	16,016,839	265,123
Michael Goldstein	16,085,024	196,938
Todd W. Halloran	16,070,724	211,238
George R. Mrkonic, Jr.	16,085,124	196,838
John M. Roth	16,057,585	224,377
Ronald P. Spogli	16,055,685	226,277
Peter Starrett	15,746,166	535,796

Part II.  OTHER INFORMATION

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit Number	Description

Exhibit 10.15	Restricted Stock Agreement, dated as of September 3, 2003, by and between Registrant and Edwin Holman.

Exhibit 10.16	Stock Option Agreement, dated as of September 3, 2003, by and between Registrant and Edwin Holman.

Exhibit 10.17	Employment Agreement, dated as of July 1, 2003, by and between Registrant and Robert B. Mang.

Exhibit 10.18	Amended Employment Agreement, dated as of August 29, 2003, by and between Registrant and Edwin Holman.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

          On May 8, 2003, we filed on Form 8-K an announcement containing net sales and comparable store sales results for the first quarter of fiscal 2003, revised guidance for first quarter 2003 earnings per share, and other information included therein.

          On May 23, 2003, we filed on Form 8-K an announcement containing the results of our first quarter of fiscal 2003, and other information included therein, including the consolidated statements of operations, consolidated balance sheets, and the consolidated statements of cash flows for the first quarter of fiscal 2003.

          On July 10, 2003, we filed on Form 8-K an announcement containing updated guidance ranges for second quarter 2003 net sales, fully diluted earning per share and comparable store sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALYAN’S TRADING COMPANY, INC.

Date: September 15, 2003	By: /s/ Edward S. Wozniak

Edward S. Wozniak
Senior Vice President and
Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)