Form 10-Q
period 2003-11-01
GALYANS TRADING CO INC
filed 2003-12-15
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2

Yes ☒	No ☐

Number of shares of Common Stock outstanding at December 2, 2003:  17,230,200

GALYAN’S TRADING COMPANY, INC.

Index to Form 10-Q
For the three and nine month periods ended November 1, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Month Periods Ended November 1, 2003 and November 2, 2002
(dollars in thousands, except per share data)

	Three Month Periods Ended		Nine Month Periods Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$147,716	$129,842	$440,942	$385,574
Cost of sales	111,132	93,901	326,267	275,311

Gross profit	36,584	35,941	114,675	110,263
Selling, general and administrative expenses	42,052	37,919	123,595	105,540

Operating (loss) income	(5,468)	(1,978)	(8,920)	4,723
Interest expense	631	541	1,805	1,512
Interest income	(17)	(27)	(57)	(180)

(Loss) income before income tax (benefit) provision	(6,082)	(2,492)	(10,668)	3,391
Income tax (benefit) provision	(2,445)	(1,022)	(4,279)	1,390

Net (loss) income	$(3,637)	$(1,470)	$(6,389)	$2,001

Basic (loss) earnings per share	$(0.21)	$(0.09)	$(0.37)	$0.12

Diluted (loss) earnings per share	$(0.21)	$(0.09)	$(0.37)	$0.12

Weighted average shares used in calculating (loss) earnings per common share:
Basic	17,198,599	17,042,508	17,147,045	17,039,297

Diluted	17,198,599	17,042,508	17,147,045	17,188,742

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Balance Sheets
As of November 1, 2003 and February 1, 2003
(dollars in thousands, except share data)

	November 1, 2003	February 1, 2003

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,422	$11,890
Receivables, net	6,734	7,726
Merchandise inventories	219,857	138,993
Deferred income taxes	2,329	1,969
Other current assets	8,743	5,010

Total current assets	246,085	165,588
Property and equipment, net	182,395	136,421
Goodwill, net	18,334	18,334
Other assets, net	2,598	878

Total assets	$449,412	$321,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$113,371	$56,804
Accrued expenses	34,859	42,579
Current portion of long-term debt	125	6,103

Total current liabilities	148,355	105,486
Long-term liabilities:
Debt, net of current portion	87,777	186
Deferred income taxes	2,367	1,334
Other long-term liabilities	8,083	6,938

Total long-term liabilities	98,227	8,458
Shareholders’ equity:
Common stock and paid-in capital, no par value; 50,000,000 shares authorized; 17,223,033 and 17,084,716 shares issued and outstanding	194,475	191,802
Notes receivable from shareholders	(761)	(948)
Unearned compensation	(1,033)	(115)
Warrants	1,461	1,461
Retained earnings	8,688	15,077

Total shareholders’ equity	202,830	207,277

Total liabilities and shareholders’ equity	$449,412	$321,221

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended November 1, 2003 and November 2, 2002
(dollars in thousands)

	November 1, 2003	November 2, 2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(6,389)	$2,001
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	17,774	12,365
Amortization of financing intangibles	417	407
Deferred income taxes	673	86
Gain on disposal of property and equipment	(1,015)	—
Deferred rent and other non-cash expense	1,370	1,880
Changes in certain assets and liabilities:
Accounts receivable	(1,865)	(2,898)
Merchandise inventories	(80,864)	(84,738)
Other assets	(3,842)	(912)
Accounts payable and accrued expenses	50,442	63,367

Net cash used in operating activities	(23,299)	(8,442)

Cash flows from investing activities:
Capital expenditures	(65,617)	(48,141)
Increase (decrease) in net accounts payable for capital expenditures	3,274	(7,733)
Proceeds from insurance settlement	1,225	—

Net cash used in investing activities	(61,118)	(55,874)

Cash flows from financing activities:
Net borrowings from revolving line of credit	76,000	40,000
Financing proceeds from sale leaseback transaction	11,685	—
Proceeds from long-term debt	—	350
Principal payments on long-term debt and other obligations	(6,072)	(5,348)
Payments on notes receivable from shareholders	187	360
Proceeds from sale of common stock	1,359	88
Payments of financing costs	(2,210)	—

Net cash provided by financing activities	80,949	35,450

Net decrease in cash and cash equivalents	(3,468)	(28,866)
Cash and cash equivalents, beginning of period	11,890	36,770

Cash and cash equivalents, end of period	$8,422	$7,904

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,212	$1,182

Income taxes	$7,314	$3,736

See accompanying Notes to Condensed Consolidated Financial Statements.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Organization and Significant Accounting Policies

Description of Business
Galyan’s Trading Company, Inc. is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  As of November 1, 2003, we operated 43 stores in 19 states and one clearance center.  The clearance center location is not included in our store count above as it is not part of our long-term strategy.

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

(Loss) Earnings Per Share
(Loss) earnings per share of common stock is based on the weighted average number of shares outstanding during the related periods.  Since we had a (loss) from operations for the three month periods ended November 1, 2003 and November 2, 2002, and for the nine month period ended November 1, 2003, 113,164 and 29,834 incremental shares, respectively, for the three month periods and 100,267 incremental shares for the nine month period relating to the dilutive effect of stock options and restricted stock were excluded from the calculation of diluted (loss) per share due to their anti-dilutive effect.  Diluted earnings per share for the nine month period ended November 2, 2002, included 149,445 incremental shares relating to the dilutive effect of stock options.

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

The following illustrates the pro forma effect on net (loss) earnings and (loss) earnings per share if we had applied the fair value recognition provisions of SFAS No. 123:

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 1:  Organization and Significant Accounting Policies (continued)

	Three Month Periods Ended		Nine Month Periods Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) earnings as reported	$(3,637)	$(1,470)	$(6,389)	$2,001
Add: Stock-based compensation expense included in reported net (loss) earnings, net of related tax effects	17	25	67	196
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(415)	(336)	(1,131)	(1,368)

Pro forma net (loss) earnings	$(4,035)	$(1,781)	$(7,453)	$829

(Loss) earnings per share:
Basic, as reported	$(0.21)	$(0.09)	$(0.37)	$0.12
Basic, pro forma	$(0.23)	$(0.10)	$(0.43)	$0.05
Diluted, as reported	$(0.21)	$(0.09)	$(0.37)	$0.12
Diluted, pro forma	$(0.23)	$(0.10)	$(0.43)	$0.05

The pro forma amounts are not representative of the effects on reported earnings for future periods.

The weighted average fair value of options granted for the three and nine month periods ended November 1, 2003 were $5.78 and $6.31, respectively.   The weighted average fair value of options granted for the three and nine month periods ended November 2, 2002 were $5.68 and $8.37, respectively. The weighted average fair value of the options calculated in accordance with SFAS No. 123 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	63%	62%	63%	62%
Risk-free interest rate range	3.12% - 3.13%	2.63% - 2.88%	1.94% - 3.13%	2.63% - 4.28%
Expected life of options	4	4	4	4

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 2:  Long-Term Debt
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of November 1, 2003, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.  If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant.  The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of November 1, 2003, we had $76.0 million in outstanding borrowings and a remaining availability of $62.1 million net of $4.6 million used in support of letters of credit under our revolving credit facility.

On August 8, 2003 we sold our interest in buildings and leasehold improvements for three store locations, for approximately $21.0 million to CPA®:15, a member of the W.P. Carey Group and simultaneously entered into lease agreements for these three store locations.  The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana, as well as a future store location in Freehold, New Jersey that is scheduled to open in the summer of 2004.  Approximately $9.0 million of the $21.0 million total is attributable to the future store location in Freehold, New Jersey, and will not be funded fully until that store opens.  This transaction was accounted for as a financing obligation and the related lease payments are classified as a liability in our financial statements.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility. As of November 1, 2003, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% that matures in 2024.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Long-term debt consists of the following at November 1, 2003 and February 1, 2003 (in thousands):

	November 1, 2003	February 1, 2003

	(Unaudited)	(Note 1)
Bank and other:
Revolving line of credit	$76,000	$—
Financing obligations	11,685
Construction loan	—	6,000
Capital lease obligations	217	289

Total long-term debt	87,902	6,289
Less current maturities	(125)	(6,103)

Total long-term debt, net of current maturities	$87,777	$186

Note 3:  Shareholders’ Equity
During the third quarter of fiscal 2003, we issued options to purchase 325,000 shares of common stock at $11.43 per share to certain employees. These options vest over a three year period and expire seven years after the grant date.  Options were granted at the fair value on the date of grant.

Also, during the third quarter of fiscal 2003, we issued a restricted stock award for 100,000 shares of common stock to Edwin Holman, President and Chief Operating Officer. The shares will vest over a three year period.

Note 4:  New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For the three and nine month periods ended November 1, 2003, the adoption of this statement increased our operating loss by $442,000 ($265,000 net of income taxes or $0.02 per share on a fully diluted basis) and $1,252,000  ($751,000 net of income taxes or $0.04 per share on a fully diluted basis), respectively.

On February 2, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have an effect on the consolidated financial statements.

On February 2, 2003, we adopted the recognition and measurement provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

Note 4:  New Accounting Pronouncements (continued)
disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation were adopted in fiscal 2002. We had no guarantees that were required to be disclosed in the consolidated financial statements.  The adoption of this statement did not have an effect on the consolidated financial statements.

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in first person notations “we”, “us”, and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  A typical store has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty-five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience.  As of November 1, 2003, we operated 43 stores in 19 states and one clearance center.  The clearance center location is not included in our store count above as it is not part of our long-term strategy.

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

Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets. If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses. During the nine month periods ended November 1, 2003 and November 2, 2002, no impairment was recorded as a result of our assessment. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

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

Results of Operations
The following table sets forth our statement of operations data as a percentage of net sales for the periods indicated.

	Three month periods ended (1)		Nine month periods ended (1)

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	72.3	74.0	71.4

Gross profit	24.8	27.7	26.0	28.6
Selling, general and administrative expenses	28.5	29.2	28.0	27.4

Operating (loss) income	(3.7)	(1.5)	(2.0)	1.2
Interest expense, net	0.4	0.4	0.4	0.4

(Loss) earnings before income tax (benefit) provision	(4.1)	(1.9)	(2.4)	0.9
Income tax (benefit) provision	(1.7)	(0.8)	(1.0)	0.4

Net (loss) earnings	(2.5)%	(1.1)%	(1.4)%	0.5%

(1) due to rounding, columns may not add

Net Sales
Net sales increased by 13.8%, or $17.9 million, to $147.7 million for the third quarter of fiscal 2003 from $129.8 million in the same quarter last year.  When comparing the third quarter of fiscal 2003 with the same quarter last year, net sales decreased by $6.7 million, or 5.7%, at comparable stores, increased by $18.3 million at stores opened during fiscal 2003 and increased by $6.3 million at stores opened during fiscal 2002 that had not yet entered the comparable store sales base.  The unseasonably warm weather in October negatively impacted sales in outdoor and casual apparel and outdoor equipment for the third quarter of fiscal 2003.

Net sales for the nine month period ended November 1, 2003 increased by 14.4%, or $55.4 million, to $440.9 from $385.6 million in the same period last year.  When comparing the nine month period ended November 1, 2003 with the same period last year, net sales decreased by $24.0 million, or 6.6%, at comparable stores, increased by $33.9 million at stores opened during fiscal 2003 and increased by $45.4 million at stores opened during fiscal 2002 that had not yet entered the comparable store sales base.  We believe the sluggish economy, a highly promotional retail environment, and unseasonable warm weather in October negatively impacted stores sales for the nine month period ended November 1, 2003.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net Sales (continued)
Our former Greenwood, Indiana location was closed on September 20, 2002 as a result of a tornado. For purposes of comparison to the current fiscal period, we have treated net sales for the third quarter and first nine months of fiscal 2002 at that location as non-comparable store sales.  On April 25, 2003, we reopened our former Greenwood, Indiana location as a clearance center.  Because the clearance center is not part of our long-term strategy, we have included sales at this location as non-comparable store sales.

Gross Profit
Gross profit increased by 1.8%, or approximately $640,000, to $36.6 million in the third quarter of fiscal 2003 from $35.9 million in the same quarter last year.  Gross profit as a percentage of net sales was 24.8% in the third quarter of fiscal 2003 compared to 27.7% for the same quarter last year.  This decrease as a percentage of net sales was primarily the result of higher markdowns and higher store occupancy costs.

Gross profit for the nine month period ended November 1, 2003 increased by 4.0%, or $4.4 million, to $114.7 million from $110.3 million in the same period last year.  Gross profit as a percentage of net sales was 26.0% for the nine month period ended November 1, 2003 compared to 28.6% for the same period last year.  This decrease as a percentage of net sales was primarily the result of higher markdowns and higher store occupancy costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 10.9%, or $4.1 million, to $42.1 million in the third quarter of fiscal 2003 from $37.9 million in the same quarter last year.  Selling, general and administrative expenses for the third quarter of fiscal 2003 decreased to 28.5% of net sales compared to 29.2% for the same quarter last year.  The percentage decrease to net sales was due primarily to lower payroll costs, the leveraging of corporate overhead and the recognition of the final insurance proceeds from last year’s tornado loss at our prior Greenwood, Indiana store, partially offset by higher expenses for depreciation and higher expenses for marketing primarily resulting from the adoption of EITF 02-16.

Selling, general and administrative expenses for the nine month period ended November 1, 2003 increased by 17.1%, or $18.1 million, to $123.6 million from $105.5 million in the same period last year.  Selling, general and administrative expenses for the nine month period ended November 1, 2003 increased to 28.0% of net sales compared to 27.4% for the same period last year.  The percentage increase of net sales was due primarily to higher expenses for depreciation and higher expenses for marketing primarily resulting from the adoption of EITF 02-16, partially offset by lower payroll costs and the recognition of the final insurance proceeds from the loss at our prior Greenwood, Indiana store.

Operating (Loss) Income
Our operating (loss) for the third quarter of fiscal 2003 was ($5.5) million compared to an operating (loss) of ($2.0) million for the same quarter last year.  The negative impact on operating results for the third quarter of fiscal 2003 compared to the same quarter last year was the result of higher markdowns, higher store occupancy costs, higher expenses for depreciation, and higher marketing expense primarily resulting from the adoption of EITF 02-16, partially offset by the recognition of the final insurance proceeds from the loss at our prior Greenwood, Indiana store.

Our operating (loss) for the nine month period ended November 1, 2003 was ($8.9) million, compared to operating income of $4.7 million for the same period last year.  The negative impact on operating results for the nine month period ended November 1, 2003 compared to the same period last year was the result of higher markdowns, higher store occupancy costs, higher expenses for depreciation, and to higher marketing expenses resulting primarily from the adoption of EITF 02-16, partially offset by the recognition of the final insurance proceeds from the loss at our prior Greenwood, Indiana store.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Interest Expense
Interest expense, net of interest income of $17,000, was $614,000 for the third quarter of fiscal 2003, compared to interest expense, net of $27,000 of interest income, of $514,000 for the same quarter last year. This increase was due primarily to higher average outstanding balances on our revolving line of credit.

Interest expense, net of interest income of $57,000, was $1.7 million for the nine month period ended November 1, 2003, compared to interest expense, net of $180,000 of interest income, of $1.3 million for the same period last year.  This increase was due primarily to higher average outstanding balances on our revolving line of credit.

Income Taxes
Our effective income tax rate was 40% for the three and nine month periods ended November 1, 2003 compared to 41% for the same periods last year.  The current year’s rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which we conduct business.

Net (Loss) Income
As a result of the foregoing factors, our net (loss) for the third quarter of fiscal 2003 was ($3.6) million, compared to a net (loss) of ($1.5) million for the same quarter last year.

As a result of the foregoing factors, the net (loss) for the nine month period ended November 1, 2003 was ($6.4) million compared to net income of $2.0 million for the same period last year.

Liquidity and Capital Resources
Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the nine month period ended November 1, 2003, these capital and liquidity requirements were primarily funded from funds available under our revolving credit facility, proceeds from the sale leaseback financing transaction and cash and cash equivalents on hand at the beginning of the period.  Cash flows from operating, investing and financing activities for the nine month periods ended November 1, 2003 and November 2, 2002 are summarized below.

Net cash used in operating activities was $23.3 million for the nine month period ended November 1, 2003, compared to cash used in operating activities of $8.4 million for the same period last year. The increase in cash used in operating activities was due primarily to the decrease in accounts payable and accrued expenses and our net loss, partially offset by higher depreciation and amortization expense.

Net cash used in investing activities was $61.1 million for the nine month period ended November 1, 2003, compared to $55.9 million for the same period last year.  The increase was due primarily to an increase in capital expenditures, partially offset by an increase in related net accounts payable for capital expenditures, used primarily for new store construction and fixturing, and the insurance proceeds from the loss last year at our prior Greenwood, Indiana store.

Net cash provided by financing activities was $80.9 million for the nine month period ended November 1, 2003, compared to $35.5 million for the same period last year.  The increase was due primarily to an increase in net borrowings from the revolving credit facility, the proceeds from the sale leaseback transaction and an increase in proceeds from the sale of common stock through the exercise of related options, partially offset by payments of financing costs.

Item 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of November 1, 2003, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.  If availability is less than $35.0 million for more than five consecutive days we will be subject to a minimum EBITDA covenant.  The revolving credit facility contains certain other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of the date of this Report, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate if the real estate is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

On August 8, 2003 we sold our interest in buildings and leasehold improvements for three store locations, for approximately $21.0 million to CPA®:15, a member of the W.P. Carey Group and simultaneously entered into lease agreements for these three store locations.  The sale included our store locations in Buffalo, New York, and Greenwood, Indiana, as well as a future store location in Freehold, New Jersey that is scheduled to open in the summer of 2004.  Approximately $9.0 million of the $21.0 million total is attributable to the future store location in Freehold, New Jersey, and will not be funded fully until that store opens.  This transaction was accounted for as a financing obligation and the related lease payments are classified as a liability in our financial statements. The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.  As of November 1, 2003, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% that matures in 2024.

Our net working capital at November 1, 2003 was $89.4 million, compared to $54.3 million at February 1, 2003.  Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt).  The increase in working capital for the nine month period ended November 1, 2003 was due primarily to an increase in merchandise inventories for new store openings during fiscal 2003 and a decrease in accrued expenses, partially offset by an increase in accounts payable.  As of November 1, 2003, we had $76.0 million in outstanding borrowings and a remaining availability of $62.1 million net of $4.6 million used in support of letters of credit under our revolving credit facility.  As of November 1, 2003, the average interest rate on outstanding borrowings was 3.23%.

Our typical new store, if leased with a landlord construction contribution adequate to cover the cost of construction of the building, generally requires capital expenditures between $4.0 to $5.0 million for interior finish and fixtures, and an inventory investment of approximately $3.0 to $4.0 million, net of vendor payables. Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages about $600,000 per store and is expensed as incurred.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Liquidity and Capital Resources (continued)
Our future capital requirements will depend on the number of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received. For fiscal 2003, we currently estimate our total capital expenditures to range between $81.0 to $83.0 million, net of agreed-upon landlord construction contributions. The capital expenditures estimate includes approximately $61.0 million for the nine new stores we opened during fiscal 2003. The total capital expenditure estimate also includes an estimate for construction-in-progress disbursements for anticipated fiscal 2004 openings. The capital expenditures estimate also reflects the fact that three of our nine store opened in fiscal 2003 did not have any landlord construction contributions as compared to eight of nine new stores in fiscal 2002 which had landlord construction contributions. Some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The capital expenditure estimate for fiscal 2003 also includes approximately $10.0 million for remodeling and maintenance relating to our existing stores.  The total capital expenditure estimate, includes an estimate for technology upgrades and corporate capital expenditures.  In addition to this capital expenditures estimate, we currently estimate a total of approximately $5.0 million of non-capitalizable pre-opening costs for the nine new stores opened during fiscal 2003.

We believe that developer or real estate investment company financing, longer term mortgage financing, funds available under our revolving credit facility and cash flows from operations will be sufficient to fund working capital and to finance capital expenditures requirements over the next twelve months.

New Accounting Pronouncements
On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF establishes an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For the three and nine month periods ended November 1, 2003, the adoption of this statement increased our operating loss by $442,000 ($265,000 net of income taxes or $0.02 per share on a fully diluted basis) and $1,252,000  ($751,000 net of income taxes or $0.04 per share on a fully diluted basis), respectively.

On February 2, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have an effect on the consolidated financial statements.

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

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.  The list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Item 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our line of credit used for the construction of a new store which are benchmarked to U.S. and European short-term variable rates. On May 1, 2003, we paid all remaining outstanding principal and interest on our line of credit used for the construction of a new store.  Borrowings outstanding on our line of credit agreement used for the construction of a new store as of February 1, 2003 were $6.0 million. Borrowings outstanding under our revolving credit facility as of November 1, 2003 and February 1, 2003 were $76.0 million and $0, respectively. A hypothetical one percentage point interest rate change from those in effect during the nine month periods ended November 1, 2003 and November 2, 2002 would have resulted in interest expense fluctuating by approximately $326,000 and $124,000, respectively. As of December 2, 2003, the balances outstanding under our revolving credit facility and our financing obligation were $75.2 and $11.7 million, respectively.

Item 4:     CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of November 1, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting our management to material information required to be included in this Form 10-Q and other Exchange Act filings.  There have been no changes in our internal controls over financial reporting that occurred during

Item 4:     CONTROLS AND PROCEDURES (continued)

the quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit Number	Description

Exhibit 10.19	Employment Agreement, dated as of October 1, 2003, by and between Registrant and C. David Zoba.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K:

               On August 21, 2003, we filed on Form 8-K an announcement containing the results for our second quarter and first six months of fiscal 2003, and other information included therein, including the consolidated statements of operations, consolidated balance sheets, and the consolidated statements of cash flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALYAN’S TRADING COMPANY, INC.

Date: December 15, 2003	By:	/s/ Edward S. Wozniak

Edward S. Wozniak
Senior Vice President and
Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)