Form 10-K
period 2004-01-31
GALYANS TRADING CO INC
filed 2004-04-14
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______to______

Commission File No. 000-32911

Galyan’s Trading Company, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-1529720

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Galyans Parkway, Plainfield, Indiana 46168 Telephone Number (317) 612-2000

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to pages 37-44 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately  $80,823,089 as of August 1, 2003 based upon the closing price of the registrant’s common stock on the Nasdaq National Market reported for August 1, 2003. Shares of voting stock held by each executive officer and director and by each person who, as of such date, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

          17,362,368 shares of the registrant’s common stock were outstanding on March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Form 10-K incorporates certain information from the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 21, 2004 (the “2004 Proxy Statement”).

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

Item 1.   BUSINESS

General

          Galyan’s Trading Company, Inc. (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the avid sports enthusiast.  We currently operate 45 stores in 21 states, including two stores that we opened after the end of fiscal 2003.  We operate on a 52 or 53 week fiscal year ending on the Saturday closest to January 31.  Our 2003 fiscal year (52 weeks) ended on January 31, 2004.  For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 hereof.

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

Business Strategy

          We are focused on being the premier active lifestyle retailer in the United States and the primary outdoor and athletic equipment, apparel, footwear and accessory destination for the entire family.  In recent years, we have grown our business primarily by adding new stores, having opened 20 stores since February 1, 2002.  Our current strategy is to grow our business by maximizing the performance of our existing stores and by adding new stores, primarily in our existing markets.  We expect to open nine stores during fiscal 2004, one of which is a replacement store in our Indianapolis market, and expect to open an additional three to five stores in fiscal 2005.  The key elements of our strategy are:

          Maximize Performance of Existing Stores.  We have recently announced our intention to slow our new store growth rate, and intend to open an additional three to five new stores in fiscal 2005 as compared to the nine new stores we expect to open in fiscal 2004, one of which is a replacement store in our Indianapolis market, and the nine stores we opened in fiscal 2003.  As a result, management expects to be able to concentrate its efforts on maximizing the performance of the existing store base.  We intend to improve the performance of our existing stores by, among other things, strengthening our merchandise assortment, maintaining the freshness of our inventory, including promotions to clear aged inventory, and implementing a balanced marketing campaign that combines our marketing and promotional efforts to support the price/value message.

          Expand Our Store Base, Primarily in Existing Markets. We believe our retail concept has broad national appeal and that we have new store expansion opportunities in existing and new markets. Over the last several years we have rapidly expanded our store base, having opened 20 stores since February 1, 2002.  We expect to open an additional nine stores in fiscal 2004, including the two stores already opened through March. One of the fiscal 2004 stores is a replacement store in our Indianapolis market.  We expect to open an additional three to five stores in fiscal 2005. Our strategy for fiscal 2005 and the next few years thereafter will be to open additional stores in existing markets.  We would also consider a few new markets, primarily where potential multiple store opportunities exist.   We expect to continue to implement our store format in multiple venues, including freestanding stores, power strip shopping centers, malls and lifestyle centers.  Power strip centers are large, open-air shopping centers primarily comprised of large tenants with stores greater than 20,000 square feet.  Lifestyle centers are large open-air complexes usually comprised of a combination of retailers, restaurants, movie theaters and interactive entertainment facilities.

          Feature an Innovative and Appealing Store Environment.  The large size, open layout and interactive environment of our typical store creates a distinctive atmosphere that we believe is appealing to both the casual consumer and the serious sports enthusiast and makes us a destination for the entire family. Our stores are large in size and generally feature a two-story layout with 80,000 to 100,000 gross square feet.  We have recently opened stores in a large one-story layout with approximately 65,000 gross square feet, and expect to continue to open such one-story stores, especially in existing markets.  We organize our typical store into over 40 distinct departments, each focusing on a particular activity or product category. The large size and modular design of our typical store provide us with the flexibility to expand and contract our departments in response to seasonal needs and important merchandise trends.

          Employ Differentiated Merchandising and Disciplined Inventory Management.  We provide a product assortment that emphasizes middle to high-end merchandise. In addition to the widely recognized brands typically sold in traditional sporting goods stores, we emphasize higher quality and more technically advanced products often confined to more narrowly focused specialty retailers, and we offer private label merchandise which serves to complement our branded product offerings. Our broad and expansive product range enables us to demonstrate the advantages of our high-end merchandise to the customer, which we believe increases our sales of these higher priced products. In order to maintain appropriate inventory levels and freshness, we intend to employ a more disciplined approach to managing inventory, including sales events to promote key items and promotions to clear inventory as seasons or fashions change.

          Provide Superior Customer Service and Product Knowledge.  We seek to distinguish ourselves from our competitors by emphasizing customer service and product knowledge. We strive to hire sales associates who are experienced, enthusiastic and knowledgeable about one or more activities or sports. In addition, during their first several months with us, we provide our new sales associates with approximately 56 hours of training focusing on our products, operations and customer service culture. We emphasize training because we believe experienced, enthusiastic and knowledgeable sales associates have greater credibility with our customers and a greater ability to influence their purchasing decisions. As part of our commitment to customer service, we also provide our customers with specialized pro shop services such as tennis racquet stringing, a full service bicycle and ski shop, ice skate sharpening, basketball goal installation, golf club re-gripping, team uniforms and hunting and fishing equipment setup, repairs and licenses.

          Enhance Our Image and Extend Our Reach.  We seek to build and enhance the recognition, appeal and reach of the Galyan’s image through our marketing efforts, competitive pricing, superior customer service, private label products and community commitment campaign. Our marketing efforts include magazine style newspaper inserts, direct mail, newspaper, radio and television advertising. We have also created a preferred customer and a private label credit card program designed to build customer loyalty by rewarding significant purchasing activity, which enables us to specifically target our mailings to the interests of our preferred customers. In addition, through participation in numerous community level events, primarily focused on athletic and outdoor activities, we strive to increase our visibility in the local community and further enhance our image as an active lifestyle retailer and a destination for the entire family.

Our Stores

          We have two primary store formats.  Our typical store built over the past several years has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience appealing to both the casual consumer and the serious sports enthusiast.  We have more recently introduced a one-level store format, which is generally about 65,000 gross square feet, contains many of the same features as our two-level stores, including a thirty foot climbing wall.  We intend to use both formats in the future, depending on many factors, including market size, available space, and store cost considerations.  We opened a single one-level store in fiscal 2003 and have plans to open an additional three one-level stores in fiscal 2004, including one store opened in March 2004.  We organize our typical store into over 40 distinct departments, each focusing on a particular activity or product category, creating an environment similar to a collection of specialty shops under one roof. In addition, the large size and modular design of both our typical store formats provide us with the flexibility to expand and contract our departments in response to seasonal needs and important merchandise trends.

          We currently expect to open nine new stores in fiscal 2004, including two stores already opened through March 2004, one each in Alabama (in Patton Creek, located in Birmingham, Alabama) and Wisconsin (in Greenway Station, located in Middleton (a suburb of Madison), Wisconsin).  The Middleton, Wisconsin store represents the second opening of our one-level store format.  The remaining seven stores scheduled to open in fiscal 2004, for which we have fully executed leases, are located in Indiana (one-level store), Colorado, North Carolina, Ohio, New Jersey, Virginia and Illinois (one-level store).  The Indiana store is a replacement store for an existing store we plan to close in fiscal 2004.  Expansion in future years will depend on, among other things, general economic and business conditions affecting consumer confidence and spending and, in particular, the level of consumer demand for our products, the availability of adequate capital, desirable locations at acceptable terms, qualified management personnel, our ability to manage the operational aspects of our growth and comparable store sales performance.  Our primary focus over the next 36 months will be to open additional stores in existing markets.  We would also consider a few new markets, primarily where potential multiple store opportunities exist.

Merchandising

          We strive to provide a broad product range and selection that emphasize our strategy of brand tiering our merchandise assortments. We carry a broad range of products for men, women, boys and girls at different price points to attract shoppers at every income, interest and skill level.

Our product offerings include the following product lines and merchandise categories:

Athletic Equipment: golf and racquet sports, team sports (for example, baseball, softball, soccer, basketball, hockey, football and lacrosse), fitness and training, health and exercise equipment and family recreation games such as  table tennis and lawn games.

Athletic and Casual Apparel: technical running, training and fitness apparel, khakis, jeans, sweaters, shorts, swimwear, golf, tennis and team apparel.

Footwear: athletic footwear, technical running, casual footwear, trail and mountain hikers and hunting boots.

Outdoor Equipment: camping, hunting and fishing equipment, winter sports equipment (including alpine and cross country skis, snowboards and snow shoes), water sports equipment (such as water skis, wake boards and other towables),  bicycles and in-line skates.

Outdoor Apparel: technical and fashion outerwear, hunting and fishing apparel, ski apparel, mountain outerwear, rainwear and work apparel.

          The following table sets forth the approximate percentage of sales attributable to athletic equipment, athletic and casual apparel, footwear, outdoor equipment and outdoor apparel for fiscal 2003:

Merchandise Category	Percentage of Sales Fiscal 2003

Athletic equipment	17%
Athletic and casual apparel	22%
Footwear	14%
Outdoor equipment	31%
Outdoor apparel	16%

Total	100%

          We showcase products from a large number of widely recognized vendors such as Nike, Columbia, adidas, The North Face, Under Armour, New Balance and Merrell. In some cases, the breadth of our product categories allows us to show a wide variety of a vendor’s products, which strengthens our relationships with these vendors and provides us with favorable privileges, such as increased access to new product introductions, exclusive limited edition goods, color updates and size extensions. We purchase merchandise from approximately 1,300 vendors, of which the top twenty vendors accounted for 37.1% of our total purchases in fiscal 2003.

          We provide private label merchandise in selected areas in which we believe we have a competitive advantage in terms of price or quality. We also offer private label merchandise to fill a niche or gap in branded product offerings. We expect to maintain our current  penetration of our private label offerings in those selected areas where we can capture the higher margins they generate,  offer a more comprehensive assortment of merchandise to our customers and  further enhance our image as a retailer of high quality active lifestyle products. In general, we strive to position our private label offerings as equal or superior in quality to their branded counterparts at competitive price points.

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

Marketing

          Our marketing strategy reflects our strategic positioning of Galyan’s as an active lifestyle retailer. Our active lifestyle brand image is emphasized in each  marketing message we create, from newspaper, direct mail, magazine, radio and television advertising, to our in-store visual presentation and support of national and local events and community activities.  Our marketing efforts are intended both to enhance our brand and promote the price/value message.

          Our marketing effort integrates the broad reach of newspaper supplements, television, and strategic national magazine inserts, with targeted direct mail vehicles, event-based radio advertising, newspaper and e-mail campaigns. We use this integrated and balanced media mix to reach each of the three customer segments that we target: recreational, enthusiast and avid customers.

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

New Store Site Selection

          We generally seek to enter major metropolitan markets across the United States in prime real estate locations with high visibility and easy access to major roadways. We target a variety of locations, including malls, lifestyle centers, power strip centers and freestanding locations, in areas with upscale demographics, which fit well with our middle to high-end merchandise profile. We have historically operated primarily in areas with marked seasonal variation and expect these areas to be our primary focus in the next few years.  In addition, our primary focus over the next 36 months will be to open additional stores in existing markets. We would also consider a few new markets, primarily where potential multiple store opportunities exist.

          After we identify potential markets, we combine the market research, demographic and competitive data with an analysis of our store characteristics to develop forecasts for each proposed store location. To assess the costs of a potential site, we also gather preliminary proposals from developers and have our store planning group estimate the total cost of constructing the store, including both the exterior and the interior materials and fixtures, which our store planning group generally procures for new stores. Based on our revenue and cost estimates, we build a detailed store level model to assess the potential profitability and return on capital from a site. We also use this analysis to determine our store size and whether to use a one or two-story store format.  We present information on potential sites to the real estate committee of our board of directors for their review. If our real estate committee determines that a potential site may be sufficiently desirable, it recommends the site for approval to the full board of directors.

New Store Financing

          We seek to obtain financing for new stores from real estate developers, real estate investment companies and other sources, which is important for achieving our growth strategy.  In our experience, developer financing is often available for malls, lifestyle centers and power strip centers.  In addition, it is also possible to receive financing for freestanding locations through a real estate investment company. Financing for new stores typically involves a per square foot cash allowance that is generally sufficient to cover all or a significant portion of the building construction costs.   Sometimes, in lieu of all or a portion of the cash allowance, the developer, at their own cost, will build our building to our specifications and supply the major fixtures. In general, the financing party owns the building and, in some cases, also the land, and leases the property to us under a lease to operate the store. Our leases generally have an initial term of 15 to 20 years and most of them provide for multiple five-year renewal options at increased rents. We prefer these methods of financing our new stores because it often requires us to supply only the capital necessary to purchase the interior fixtures and initial inventory and to fund pre-opening costs.  We will need to continue to receive significant financing from developers or real estate investment companies in order to continue expanding our store base.  In fiscal 2004, we will receive developer financing for all nine new stores.  As more fully described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for those stores where we receive developer financing, we anticipate receiving higher relative levels of developer financing, on a per store basis, in fiscal 2004 than we received in fiscal 2003 from those stores where developer financing was available. We can make no assurances that this type of financing will continue to be available on terms that are favorable to us.

          If developer or real estate investment company financing is not available, we may seek construction loans, secured by a mortgage, or rely on our revolving credit facility.  Under a construction loan, we generally borrow money from a financial institution, with a mortgage against the building being built as security for the loan.  Construction loans typically require payment of all outstanding principal no later than two years after the store opens. When repayment on these loans becomes due, we seek alternative financing transactions, which might include a sale-leaseback transaction under which we sell our ownership interests in the store building and, if we own it, the land, and enter into a capital or operating lease covering the building and, if we own it, the land, or we may seek to do longer term mortgage financing on the building to replace the initial construction loan.  We may also use funds available under our revolving credit facility to retire these construction loans.

          We previously entered into construction loans for our Buffalo, New York and Rochester, New York stores.  On July 1, 2002, we paid all amounts due under the construction loan for the Buffalo, New York store with funds available under our revolving credit facility.  On May 1, 2003 we paid all amounts due under the construction loan for the Rochester, New York store with funds available under our revolving credit facility.

          On August 8, 2003 we sold our interest in buildings and leasehold improvements for two store locations, for approximately $12.0 million to CPA®:15, which is a member of the W.P. Carey Group and simultaneously entered into lease agreements for these two store locations. The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana.  Although we leased back the properties, this transaction was accounted for as a financing obligation, with the future lease payments classified as a liability in our financial statements and quarterly lease payments classified as payments of principal and interest expense relating to a financing obligation.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.  As of January 31, 2004, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% that matures in 2024.  Simultaneously with entering into the sale leaseback financing transaction, we assigned our rights under an existing ground lease to CPA®:15, which is a member of the W.P. Carey Group, for a third store in Freehold, New Jersey that had not yet been constructed and is scheduled to open in the summer of 2004.

Distribution

          We operate a 364,000 square foot distribution center in Plainfield, Indiana.  This distribution center serves as our primary receiving, distribution and warehousing facility, supplemented by smaller regional warehouse facilities in Minnesota, Missouri, Kansas, and Virginia. We contract with common carriers to deliver merchandise to our stores outside of the Indianapolis area, and we operate our own trucks for delivery of merchandise from the distribution center to our five greater Indianapolis market stores. Merchandise not distributed through the distribution center is shipped directly to the stores.

          Approximately 60% of our product received at the distribution center is pre-packaged and pre-ticketed by the vendor so it can be immediately cross-docked to trucks bound for our stores. Due to the efficiencies cross-docking creates, we require many of our vendors to pre-package their products to increase the percentage of merchandise that we cross-dock.  The remaining product received at the distribution center is processed by unpacking and verifying the contents received and then sorting the contents by store for delivery.

          During 2003, we purchased from Limited Brands a parcel of land adjacent to our existing distribution facility to provide for potential development in the event expansion of our current facility becomes necessary to accommodate future growth.

Management Information Systems

          We have management information software systems for our store point of sale transactions, warehouse transactions, inventory and merchandise management, financial systems, human resource, payroll and new store planning and construction reporting. We track our store level point of sale transactions using a software system from Datavantage (previously known as Applied Digital Solutions). This software features basic cash register functions and gathers batch transaction data for inventory management and loss prevention. We monitor our warehouse transactions and track both the shipments we receive from our vendors and the shipments we make to our stores, using software from Retek.  For inventory and merchandise management, we currently collect transactional information gathered by our Datavantage and Retek software systems and transfer that information into a software system provided by JDA. Also, we have sales audit and loss prevention systems from Datavantage as well as the PeopleSoft human resource and payroll modules. Our financial tracking and reporting software is from PeopleSoft, which includes the general ledger, accounts payable, new store planning and construction reporting and asset management modules.

          We believe our management information systems are adequate to support our current operations and planned new store expansion.

Store Management and Operations

          We manage our stores through national, regional and store based personnel. Our Senior Vice President, Store Operations has general oversight responsibility for all of our stores. We employ regional vice presidents who oversee stores in several states and report directly to the Senior Vice President, Store Operations. Each of our stores has a general manager who is responsible for all aspects of store operations and reports directly to a regional vice president. Each general manager has at least one assistant manager reporting to them who assists in the management of the selling departments, store operations and other administrative functions. Additionally, we employ several department managers who report directly to the general manager or assistant manager. Each department manager is typically responsible for several related merchandise departments.

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

          Sporting Goods Stores. Stores in this category include large format sporting goods stores, such as Dick’s Sporting Goods, Inc. and The Sports Authority, Inc. These stores typically range from 30,000 to 60,000 square feet in size and tend to be freestanding or located in strip shopping center anchor locations. Also in this category are traditional sporting goods chains and local independent sporting goods retailers, whose stores typically range from 5,000 to 20,000 square feet and are typically located in regional malls and strip shopping centers.  Although these competitors, including Henry Modell & Company, Inc., Champs Sports (owned by Foot Locker, Inc.), Big 5 Sporting Goods Corporation, Academy Sports and Outdoors and Hibbetts Sporting Goods, Inc., carry many of the same items as we do and several have a larger number of stores and more widely recognized name, we believe we carry more high-end, technical merchandise, and more apparel, and have a more appealing store environment.  In addition, with respect to the traditional and local sporting goods stores, we have significantly larger stores and carry a much broader and deeper merchandise selection.

          Outdoor Specialty Stores.  Stores in this category include specialty stores and pro shops such as Cabela’s, Inc., Bass Pro Shops, Inc., Gander Mountain, Eastern Mountain Sports, Inc. and Recreational Equipment, Inc. Although these competitors do not carry as broad a merchandise selection as we do, they are generally well recognized for their customer service and product selection in their respective areas of specialization, such as hunting, fishing or backpacking equipment.

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

          Athletic Specialty Stores.  Stores in this category include The Athlete’s Foot Stores, Inc., Finish Line, Inc., Foot Locker, Inc, Golf Galaxy, Inc., and Nevada Bob’s Golf, Inc.  These stores typically range in size from 1,000 to 10,000 square feet and are frequently located in regional malls and strip shopping centers.  These competitors have greater national name recognition and more stores than we do, but carry a more limited selection of merchandise.

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

Trademarks and Tradenames

          Through a wholly owned subsidiary, we have registered our trademark  “Galyan’s”, “Galyan’s Sports and Outdoor Adventure” and our bear design with the United States Patent and Trademark Office.  Through a wholly owned subsidiary, we are in the registration process for registering “Galyans Sports and Outdoor” as an additional registered trademark.  “Galyan’s” is also a federally registered servicemark. In addition, through our wholly owned subsidiary, we own several other trademarks and servicemarks involving advertising slogans and other names and phrases used in our business.

Governmental Regulation

          We are a licensed retail firearms dealer in each jurisdiction in which we do business.  As such we are required to comply with federal, state and local regulations governing the handling and transfer of firearms.  At the federal level, these include The Gun Control Act of 1968, Title 18, Chapter 44, United States Code, as amended; and the National Firearms Act, Title 26, Chapter 53, United States Code, as amended.  In certain circumstances, local governmental restrictions prohibit the sale of firearms.  Two of our 45 currently open stores are in local jurisdictions that currently prohibit us from selling firearms.

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

Employees

          On March 1, 2004, we operated 44 stores and had approximately 6,100 employees, of whom approximately 2,700 worked full time, approximately 2,600 worked part time and approximately 800 were full time and part time seasonal employees. During our fiscal fourth quarter, the number of our employees increases significantly. For example, on December 1, 2003, we operated 43 stores and had approximately 7,100 employees of whom approximately 2,800 worked full time, approximately 2,800 worked part time and approximately 1,500 were full time and part time seasonal employees. None of our employees are covered by a collective bargaining agreement and we believe our relations with our employees are good.

Seasonality and Inflation

          Our business cycle is seasonal, with higher sales and profits generally occurring in the second and fourth fiscal quarters.  In fiscal 2003, our sales results were as follows:  18.7% in the first quarter, 23.7% in the second quarter, 21.4% in the third quarter and 36.2% in the fourth quarter.  We have significantly higher cash outlays in the fiscal fourth quarter due to higher purchase volumes and increased staffing.

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

Item 2.   PROPERTIES

          Our principal executive offices are located in newly leased facilities at One Galyans Parkway, Plainfield, Indiana 46168. The lease for our new executive offices is for 10 years with two additional five-year options. We believe the new corporate offices are adequate to accommodate our future growth.  We are currently assessing our options available under our lease agreement for our former principal executive offices that expires in October of 2005.

          We lease our main distribution center in Plainfield, Indiana and small regional satellite distribution warehouses located in Minnesota, Missouri, Kansas and Virginia. While we believe our distribution facilities are in good condition and are currently suitable for our current business needs, we have acquired a parcel of land adjacent to our existing distribution facility for potential development in the event expansion of our current facility becomes necessary to accommodate future growth.

          The following table describes each of our 45 stores in the order in which they were opened, starting with the most recent:

Market	Location	Opening Date	Gross Square Feet

Madison	Greenway Station Middleton, WI	March 2004	64,934

Birmingham	Patton Creek Hoover, AL	February 2004	83,884

Cleveland	Legacy Village Lyndhurst, OH	October 2003	79,858

Long Island	Roosevelt Field Garden City, NY	October 2003	105,403

Chicago	The Glen Glenview, IL	October 2003	79,964

Richmond	Stony Point Richmond, VA	September 2003	83,326

Woodbridge	Woodbridge Center Woodbridge, NJ	September 2003	100,400

Omaha	Westroads Mall Omaha, NE	July 2003	83,561

Indianapolis	Galyan’s Crossing Greenwood, IN	May 2003	80,709

Chicago	Orland Park Place Orland Park, IL	March 2003	97,548

Peoria	The Shoppes at Grand Prairie Peoria, IL	March 2003	65,084

Boston	Danvers, MA	November 2002	78,500

Las Vegas	Galleria at Sunset Mall Henderson, NV	October 2002	84,266

St. Louis	West County Mall Des Peres, MO	September 2002	83,135

Chicago	Geneva Commons Geneva, IL	September 2002	80,041

Dallas	The Parks at Arlington Mall Arlington, TX	August 2002	84,717

Colorado Springs	First & Main Town Center Colorado Springs, CO	August 2002	82,932

Lansing	Meridian Mall Okemos, MI	July 2002	82,088

Denver	Park Meadows Mall Littleton, CO	April 2002	81,899

Chicago	Village Crossing Niles, IL	March 2002	111,969

Salt Lake City	The Gateway Salt Lake City, UT	November 2001	91,146

Louisville	Oxmoor Centre Louisville, KY	October 2001	80,355

Detroit	Fountain Walk Center Novi, MI	October 2001	83,281

Rochester	Marketplace Mall Henrietta, NY	July 2001	83,578

Dallas	Stonebriar Centre Frisco, TX	May 2001	79,391

Grand Rapids	Rivertown Crossing Mall Grandville, MI	September 2000	91,471

Denver	Flatiron Crossing Mall Broomfield, CO	August 2000	97,241

Buffalo	Walden Galleria Mall Buffalo, NY	April 2000	80,118

Atlanta	Mall of Georgia Buford, GA	August 1999	83,391

Atlanta	Lenox Town Center Atlanta, GA	July 1999	122,494

Atlanta	Town Center Commons Kennesaw, GA	March 1999	76,505

Chicago	Fountain Square Lombard, IL	February 1999	89,917

Indianapolis	Castleton Square Mall Indianapolis, IN	October 1998	96,020

Chicago	Streets of Woodfield Schaumburg, IL	October 1998	170,521

Washington, D.C.	Washingtonian Center Gaithersburg, MD	July 1998	100,584

Washington, D.C.	Fairlakes Fairfax, VA	July 1998	104,236

Minneapolis/St. Paul	Richfield, MN	September 1997	101,270

Columbus	Easton Marketplace Columbus, OH	September 1997	83,638

Minneapolis/St. Paul	Tamarack Village Center Woodbury, MN	October 1996	81,019

Minneapolis/St. Paul	West Ridge Market Minnetonka, MN	October 1996	99,445

Kansas City	Leawood Town Center Leawood, KS	September 1996	100,945

Indianapolis	Village Park Plaza Carmel, IN	March 1995	65,520

Columbus	Dublin, OH	September 1994	74,636

Indianapolis	Pike Plaza Indianapolis, IN	February 1989	33,642

Indianapolis	Plainfield, IN	January 1960	47,806

          Our former Greenwood, Indiana store which opened in 1985 and had 42,189 gross square feet, closed on September 20, 2002 as a result of a tornado.  On April 25, 2003, we reopened our former Greenwood, Indiana location as a clearance center.   We did not include this location in our store count or in our comparable store sales calculation, as it is not part of our long-term strategy.

          Currently, we lease the land and building improvements for 43 of our stores.  We own the building improvements for the remaining two stores, which are located in Plainfield, Indiana, and Rochester, New York. Our store leases provide for original lease terms that generally range from 15 to 20 years and most of them provide for multiple five-year renewal options at increased rents.

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

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Our common stock is listed on the Nasdaq National Market System under the symbol “GLYN.” The closing price of our common stock on Nasdaq was $10.62 on March 19, 2004.  The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. More generally, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies such as ours. These broad market fluctuations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Stockholders

          The number of our common stockholders of record as of March 19, 2004 was 96.  This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Stock Price Information

          Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during fiscal 2003 and 2002 as reported by the Nasdaq National Market System.

	Fiscal 2003		Fiscal 2002

Fiscal Quarter:	High	Low	High	Low

First Quarter	$16.48	$8.92	$19.88	$10.65
Second Quarter	$18.02	$10.81	$23.20	$12.40
Third Quarter	$13.96	$9.54	$15.10	$7.00
Fourth Quarter	$14.19	$8.38	$15.10	$9.41

Securities Authorized for Issuance Under Equity Compensation Plans

          The information relating to securities authorized for issuance under equity compensation plans is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

Recent Sales of Unregistered Securities

          None.

Issuer Repurchases of Equity Securities

          We did not repurchase any of our registered securities during the fourth quarter of fiscal 2003.

Item 6.   SELECTED FINANCIAL DATA

          The following table sets forth our summary of selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Report. The selected statement of operations data for fiscal 2003, 2002 and 2001 and selected balance sheet data for fiscal 2003 and 2002 are derived from our audited consolidated financial statements that are included in this Report.  The following historical results of consolidated operations are not necessarily indicative of results to be expected for any subsequent period.

	Fiscal Year (1)

	2003	2002	2001	2000	1999

	(dollars in thousands, except per share and square footage data)
Consolidated Statement of Operations Data:
Net sales	$690,701	$597,745	$482,528	$421,662	$328,121
Gross profit(2)	190,367	181,515	144,575	126,451	94,371
Selling, general and administrative expenses(3)	180,476	148,357	118,070	105,935	81,377
Corporate allocation from Limited Brands(4)	--	--	--	--	3,600
Costs of recapitalization(5)	--	--	--	--	1,085

Operating income	9,891	33,158	26,505	20,516	8,309
Interest expense, net(6)	2,694	1,796	6,723	13,891	5,384
Loss on early extinguishment of debt	--	--	10,435	--	--
Loss on investment in MVP.com	--	--	--	4,621	--

Income before income tax expense, and cumulative effect of change in accounting principle	7,197	31,362	9,347	2,004	2,925
Income tax expense	3,594	12,642	4,715	1,641	1,708

Income before cumulative effect of change in accounting principle	3,603	18,720	4,632	363	1,217
Cumulative effect of change in accounting principle, net of income tax expense(7)	--	--	--	--	(1,067)

Net income	$3,603	$18,720	$4,632	$363	$150

Earnings per share (7)
Basic	$0.21	$1.10	$0.32	$0.03	$0.02
Diluted	$0.21	$1.09	$0.32	$0.03	$0.02
Weighted average shares outstanding
Basic	17,170,173	17,044,902	14,445,401	10,419,021	6,226,220
Diluted	17,287,351	17,178,342	14,688,800	10,573,261	6,226,220
Cash dividend declared per share(8)	$--	$--	$--	$--	$2.60
Selected Store Data:
Number of stores open (at fiscal year end)(9)	43	34	26	21	18
Comparable store sales (decrease) increase(10)(11)	(5.8)%	0.5%	0.2%	10.2%	8.4%
Average net sales per store(9)(12)	$17,908	$20,459	$20,796	$21,142	$19,524
Total gross square footage (at fiscal year end)	3,763,570	2,967,805	2,240,447	1,822,696	1,553,866
Average gross square footage per store (at fiscal year end)(9)(13)	87,525	87,288	86,171	86,795	86,326
Net sales per gross square foot(9)(14)	$208	$233	$240	$245	$231
Net sales per selling square foot(9)(15)	$271	$298	$302	$308	$292
Other Selected Operating Data:
Capital expenditures	$77,113	$59,453	$37,252	$20,413	$24,318
Depreciation and amortization of non-financing intangibles	$24,916	$17,537	$13,749	$11,504	$10,671

	Fiscal Year (1)

Selected Financial Data, continued	2003	2002	2001	2000	1999

	(dollars in thousands, except per share and square footage data)
Consolidated Balance Sheet Data:
Net working capital(16)	$67,932	$54,315	$52,139	$47,903	$45,907
Total assets	$394,245	$321,221	$275,740	$201,089	$174,800
Total long term-debt and capital lease obligations	$49,578	$186	$5,932	$75,995	$70,077
Total shareholders’ equity	$213,483	$207,277	$187,221	$69,039	$66,914

(1)	Our fiscal year ends the Saturday closest to January 31 and usually consists of 52 weeks. However, every five or six years our fiscal year consists of 53 weeks. Fiscal 2000 included 53 weeks.
(2)	Gross profit is the difference between net sales and the cost of sales. Cost of sales includes buying, occupancy and distribution costs.
(3)

Selling, general and administrative expenses include goodwill amortization of $783,000, $783,000, and $808,000 in fiscal 2001, 2000, and 1999, respectively.  No goodwill amortization was recorded in fiscal 2003 or fiscal 2002.  Also included are store pre-opening costs such as store payroll, grand opening event marketing, travel, supplies and other store costs.

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

(5)	Costs of recapitalization represent expenses incurred in connection with our recapitalization in fiscal 1999.
(6)	Interest expense includes interest and amortization of financing intangibles, net of interest income.
(7)

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

(8)	In connection with the 1999 recapitalization, we paid a $9,344,000 special dividend to a wholly owned subsidiary of Limited Brands.
(9)

In fiscal 2003 we reopened our former Greenwood, IN location as a clearance center.  We did not include this location in our store count or in our comparable store sales calculation as it is not part of our long-term strategy.

(10)

A store is not included in comparable store sales until its 14th month of operation.  For purposes of comparison to fiscal 2002, in the calculation of fiscal 2002 comparable store sales increase only, for our Greenwood store which closed on September 20, 2002 due to a tornado, we have treated fiscal 2001 sales subsequent to the comparable date of the store closing as non-comparable store sales.

(11)	Comparable store sales increased 8.8% for the first 52 weeks of fiscal 2000.
(12)	Average net sales per store is calculated by dividing net sales for stores open the entire period by the number of stores open the entire period.
(13)	Average gross square footage per store is calculated by dividing total gross square footage at period end by the number of stores open at period end.
(14)	Net sales per square foot is calculated by dividing net sales for stores open the entire period by the total gross square feet for those stores.
(15)	Net sales per selling square foot is calculated by dividing net sales for stores open the entire period by the total selling square feet of those stores.
(16)

Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding accounts payable to Limited Brands (only applicable to 1999) and the current portion of long-term debt).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002  should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements and the notes to those statements that are included elsewhere in this Report.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this report.

Business Overview

          We are a specialty retailer that offers a broad range of products appealing to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast. We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear. We have two primary store formats.  Our typical store built over the past several years has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience appealing to both the casual consumer and the serious sports enthusiast.  Our one-level stores, which are generally about 65,000 gross square feet, contain many of the same features as our two-level stores, including a thirty-foot climbing wall.  We intend to use both formats in the future, depending on many factors, including market size, available space, and store cost considerations.  We currently operate 45 stores in 21 states, including two stores opened through March 2004.

          In March 2004, we redefined our strategy to emphasize growth by maximizing performance in our existing stores and by adding new stores, primarily in existing markets. Specifically, we announced that we would slow future store commitments, so that we can focus on maximizing the performance of our existing stores.  We are becoming more selective in opening new stores, and will concentrate new store growth primarily in existing markets because of the leveraging opportunities for marketing expense and also to provide additional shopping locations for the convenience of our customers.  We would also consider a few new markets, primarily where potential multiple store opportunities exist.  We have commitments to open nine new stores during fiscal 2004, including the two stores already opened through March.  One of our fiscal 2004 stores is a replacement store in our Indianapolis market.  We expect to open three to five additional stores in fiscal 2005.

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

Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows.  An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets.  If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses.  During fiscal 2003, 2002 and 2001, no impairment was recorded as a result of our assessment.  Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity.  Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

Income Taxes:  The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes.  Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases.  Inherent in the measurement of these  balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations and our ability to realize our deferred assets.  During fiscal 2003, we recognized income tax expense of $715,000 to establish a valuation allowance against our capital loss carryforwards that we do not expect to utilize before it expires. No valuation allowances were recorded during fiscal 2002 and fiscal 2001.  Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.

Effect of Certain Non-Recurring Items

          Our audited consolidated statements of operations include the following non-recurring items and events that affect comparability with other periods:

•	During fiscal 2003, we recognized income tax expense of $715,000 to establish a valuation allowance against our capital loss carryforwards that we do not expect to utilize before it expires.

•	During fiscal 2003, we recognized compensation expense of $286,000 from the issuance of restricted stock to an officer.

•

During fiscal 2003 and 2002, we recognized net insurance proceeds of $1.2 million and $1.1 million, respectively, related to our former Greenwood, Indiana store location that was destroyed by a tornado during fiscal 2002.

•

On July 2, 2001, we consummated our initial public offering of 6,500,000 shares of common shares at $19.00 per share.  Upon the closing of the initial public offering, we repaid all outstanding principal and accrued interest under our subordinated and junior subordinated notes. In connection therewith, we recorded a loss of $7.8 million incurred on early extinguishment of debt in connection with expensing the remaining deferred financing costs ($1.2 million) and the remaining unamortized discount on the subordinated and junior subordinated notes ($6.6 million).  In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,  gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30.  SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations.  The loss on early extinguishment of debt in fiscal 2001 has been reclassified in the comparative consolidated financial statements to be included within earnings before income taxes.

•	During fiscal 2001, we recorded a charge of approximately $900,000 associated with termination costs for the former President and Chief Operating Officer.

•

In fiscal 2003, 2002 and 2001, we recorded compensation expense of $115,000, $368,000, and $165,000, respectively, relating to the issuance of stock options to management during fiscal 2000 with an exercise price that was below fair value.  All compensation expense related to the issuance of stock options with an exercise price below fair value has been recorded.

•

On May 3, 2001, we refinanced our revolving credit facility to provide for borrowings up to $160.0 million, of which $15.0 million is allocated for the issuance of standby and import letters of credit. In conjunction with the refinancing, we expensed the remaining deferred financing costs of $2.6 million as a loss on early extinguishment of debt relating to the former credit facility.  In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30.  SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations.  The loss on early extinguishment of debt has been reclassified in the comparative consolidated financial statements to be included within earnings before income taxes.

•	During fiscal 2001, we recorded a bad debt recovery of approximately $600,000 related to an investment in MVP.com that was written off during fiscal 2000.

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

     Cost of Sales

          Cost of sales includes the cost of merchandise, inventory markdowns, inventory shrinkage, inbound freight, distribution and warehousing, payroll and related benefits for our buying personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate and personal property taxes, utilities, and repairs and maintenance.

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

     Interest Expense, net

          Interest expense, net of interest income, primarily includes interest relating to our revolving credit facility, financing obligations, and construction loans, as well as the amortization of financing intangibles arising from the sale leaseback transaction with a member of the W.P. Carey group. Fiscal 2001 includes non-cash pay-in-kind interest relating to subordinated and junior subordinated notes.

Results of Operations

          The following table sets forth our statement of operations data as a percent of net sales for the periods indicated:

	Fiscal Year (1)

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.4	69.6	70.0

Gross profit	27.6	30.4	30.0
Selling, general and administrative expenses	26.1	24.8	24.5

Operating income	1.4	5.5	5.5
Interest expense, net	0.4	0.3	1.4
Loss on early extinguishment of debt	--	--	2.2

Income before income tax expense	1.0	5.2	1.9
Income tax expense	0.5	2.1	1.0

Net income	0.5%	3.1%	1.0%

(1) Due to rounding, columns may not add.

Fiscal Year 2003 (52 weeks) compared to Fiscal Year 2002 (52 weeks)

     Net Sales

          Net sales increased by 15.6%, or $93.0 million, to $690.7 million in fiscal 2003 from $597.7 million in fiscal 2002. The increase resulted from new store sales of $80.2 million from nine new stores opened during the fiscal year, an increase of $46.0 million in non-comparable store sales associated with nine stores opened during fiscal 2002 that had not yet entered the comparable store sales base and a decrease in comparable store sales of 5.8%, or $33.2 million. We believe a number of factors contributed to the decrease in comparable store sales for the fiscal 2003, including the sluggish economy, a highly promotional retail environment, aggressive discounting to clear aged and excess inventory, and unseasonably warm weather in October.

          Our former Greenwood, Indiana location was closed on September 20, 2002 as a result of a tornado. For purposes of comparison to the current fiscal period, we have treated net sales for fiscal 2003 at that location as non-comparable store sales.  On April 25, 2003, we reopened our former Greenwood, Indiana location as a clearance center.  Because the clearance center is not part of our long-term strategy, we have included sales at this location as non-comparable store sales.

     Gross Profit

          Gross profit, which is net sales less cost of sales, increased by 4.9%, or $8.9 million, to $190.4 million in fiscal 2003 from $181.5 million in fiscal 2002.  Gross profit was 27.6% of net sales in fiscal 2003 compared to 30.4% in fiscal 2002.   This decrease as a percentage of net sales was primarily the result of higher markdowns, including markdowns associated with the clearance of excess inventory, and higher store occupancy costs partially offset by the adoption of Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by 21.6%, or $32.1 million, to $180.5 million in fiscal 2003 from $148.4 million in fiscal 2002. Selling, general and administrative expenses were 26.1% of net sales in fiscal 2003, compared to 24.8% in fiscal 2002. The increase as a percentage of net sales was due primarily to higher depreciation expense for stores opened during and subsequent to fiscal 2002, higher expenses for marketing primarily resulting from the adoption of EITF 02-16, and increases in insurance costs.

     Operating Income

          Operating income decreased by $23.3 million, to $9.9 million in fiscal 2003 from $33.2 million in fiscal 2002. Operating income was 1.4% and 5.5% of net sales in fiscal 2003 and 2002, respectively.  The negative impact on operating results for fiscal 2003 as compared to fiscal 2002 was the result of higher markdowns, including markdowns associated with the clearance of excess inventory, higher store occupancy costs, higher expenses for depreciation, and higher marketing expenses primarily from the adoption of EITF 02-16.

     Interest Expense, net

          Interest expense, net of interest income of $162,000 was $2.7 million in fiscal 2003, compared to interest expense, net of interest income of $257,000 was $1.8 million for fiscal 2002.  This increase was due primarily to higher average outstanding balances on our revolving credit facility.

     Income Taxes

          The effective income tax rate for fiscal 2003 was 49.9%.  This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates in the various states in which we currently conduct business.  This rate also includes the impact of a $715,000 valuation allowance for capital loss carryforwards that we do not expect to utilize before it expires. The effective income tax rate for 2002 was 40.3%.

     Net Income

          As a result of the foregoing, net income decreased by $15.1 million to $3.6 million in fiscal 2003 from $18.7 million in fiscal 2002.

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

     Operating Income

          Operating income increased by 25.1% or $6.7 million, to $33.2 million in fiscal 2002 from $26.5 million in fiscal 2001. Operating income was 5.5% of net sales in fiscal 2002 and 2001, respectively.  The increase in gross margin was offset by higher costs for marketing, new store pre-opening costs and depreciation.

     Interest Expense, net

          Interest expense, net of interest income of $257,000, was $1.8 million in fiscal 2002.  Interest expense primarily consisted of interest of $1.2 million related to the revolving credit facility and amortization of $525,000 of financing intangibles.

     Loss on Early Extinguishment of Debt

          During fiscal 2001, we paid all the outstanding amounts due under our subordinated and junior subordinated notes.  We incurred a loss of $7.8 million, related to the write-off of the unamortized discount and the deferred financing cost associated with these notes.  In addition, we refinanced our revolving credit facility during the first quarter of fiscal 2001 which resulted in a charge of $2.6 million related to the write-off of the remaining deferred financing costs associated with the prior revolving credit facility.  In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30.  SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations.  The loss on early extinguishment of debt has been reclassified in the comparative consolidated financial statements to be included within earnings before income taxes.

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

     Liquidity and Capital Resources

          Our primary liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For fiscal 2003, these capital and liquidity requirements were primarily funded from funds available under our revolving credit facility, proceeds from a financing transaction we entered into with a member of the W.P. Carey Group, and by cash and cash equivalents on hand at the beginning of the year.

          Cash flows from operating, investing, and financing activities for fiscal 2003 are summarized below:

          Net cash provided by operating activities was $34.8 million for fiscal 2003 compared to $45.8 million for fiscal 2002. The decrease from fiscal 2002 was due primarily to lower net income and changes in working capital, partially offset by higher depreciation expense and higher deferred income taxes. The changes in working capital resulted primarily from increases in merchandise inventories and receivables for landlord construction contributions, related primarily to new stores, partially offset by higher trade accounts payables.

          Net cash used in investing activities was $82.8 million for fiscal 2003 compared to $66.6 million for fiscal 2002.  The increase from fiscal 2002 was due primarily to higher capital expenditures associated with the nine new stores opened during fiscal 2003 as well as the remodel of four of our existing stores.  Only six of the nine new stores opened during fiscal 2003 had landlord construction contributions compared to eight of the nine stores opened during fiscal 2002.

          Net cash provided by financing activities was $43.2 million for fiscal 2003 compared to net cash used in financing activities of $4.0 million in fiscal 2002.  The increase from fiscal 2002 was due primarily to an increase in net borrowings under the revolving credit facility, the proceeds of a financing transaction we entered into with a member of the W.P. Carey Group and an increase in proceeds from the sale of common stock through the exercise of related stock options, partially offset by the payment of financing costs associated with the amended and restated credit agreement and the repayment of the construction loan for our store in Rochester, New York.

          On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset-based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of January 31, 2004, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.  The revolving credit facility contains other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of January 31, 2004, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate that is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of March 19, 2004, we had $53.1 million in outstanding borrowings and an availability of $50.9 million, net of $5.7 million used in support of letters of credit, under our revolving credit facility.

          On August 8, 2003 we sold our interest in buildings and leasehold improvements for two store locations, for approximately $12.0 million to CPA®:15, which is a member of the W.P. Carey Group and simultaneously entered into lease agreements for these two store locations. The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana.  Although we leased back the properties, this transaction was accounted for as a financing obligation, with the future lease payments classified as a liability in our financial statements and quarterly lease payments classified as payments of principal and interest expense relating to a financing obligation.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.  As of January 31, 2004, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% that matures in 2024.  Simultaneously, we assigned our rights under an existing ground lease to CPA®:15, which is a member of the W.P. Carey Group, for a third store in Freehold, New Jersey that had not yet been constructed and is scheduled to open in the summer of 2004.

          During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

          Our net working capital at January 31, 2004 was $67.9 million, compared to $54.3 at the end of the prior fiscal year.  Net working capital is calculated as the difference between current assets (excluding cash) and current liabilities (excluding current portion of long-term debt).  The increase in working capital resulted primarily from increases in merchandise inventories and receivables for landlord construction contributions, related to new stores, partially offset by higher trade accounts payables.

          Our typical two-level and one-level new stores, if leased with a landlord construction contribution adequate to cover the cost of construction of the building, generally require capital expenditures between $3.0 to $5.0 million for interior finish and fixtures depending on the size of the store, and an inventory investment between $2.5 to $3.5 million, net of vendor payables, depending on the size of the store.  Pre-opening expense, consisting primarily of store set-up costs, training of new store employees, and travel expenses, averages approximately $550,000 and is expensed as incurred.

          Our future capital requirements will depend on the number and size of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received.  For fiscal 2004, we currently estimate our total capital expenditures to be approximately $40.0 million, net of agreed-upon landlord construction contributions.  In addition to this capital expenditures estimate, we currently anticipate approximately $4.6 million of non-capitalizable pre-opening costs for new stores. The capital expenditures estimate contemplates $31 million for nine new stores that we intend to open during fiscal 2004, including the two stores we opened through March 2004.  The total capital expenditure estimate also includes an estimate for construction-in-progress disbursements for anticipated fiscal 2005 openings.  The capital expenditures estimate also reflects the fact that all of our planned nine store openings for fiscal 2004 have landlord construction contributions as compared to six of nine new stores in fiscal 2003 that had landlord construction contributions. Although all of our fiscal 2004 new stores have landlord contributions, some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The total capital expenditure estimate for fiscal 2004 also includes approximately $9.0 million for improvements relating to our existing stores, the new principal executive offices, technology, supply chain initiatives and other corporate capital expenditures. We believe that developer or real estate investment company financing, longer term mortgage financing, cash flows from operations and funds available under our existing revolving credit facility will be sufficient to satisfy our current capital and inventory requirements for the stores we plan to open in the next 12 months.

          We have entered into agreements that create contractual obligations and commercial commitments.  These obligations and commitments will have an impact on future liquidity and capital resources. The tables set forth below present a summary of these obligations and commitments as of January 31, 2004.

Contractual Obligations:

		Payments Due by Period (in thousands)

Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt	$49,510	$42	$100	$37,981	$11,387
Operating leases (1)	653,934	41,936	89,431	89,807	432,760
Capital lease obligations	205	95	110	--	--
Purchase obligations (2)	7,082	7,082	--	--	--

Total contractual cash obligations	$710,731	$49,155	$89,641	$127,788	$444,147

(1)

Includes store operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent.  These obligation amounts include future minimum lease payments and exclude such direct operating costs.

(2)

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations.

Commercial Commitments:

		Payments Due by Period (in thousands)

Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Revolving credit facility (1)	$5,046	$5,046	--	--	--

Total commercial commitments	$5,046	$5,046	--	--	--

(1)   Consists of outstanding letter of credit commitments that expire within one year.

Selected Quarterly Financial Data

          Quarterly results are determined in accordance with the accounting policies used for annual data and include certain items based upon estimates for the entire year.  All quarters in fiscal 2003 and 2002 include results for 13 weeks.  The following table summarizes results for fiscal 2003 and 2002.

	(dollars in thousands, except share data)
Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$129,564	$163,662	$147,716	$249,759
Gross profit	33,644	44,447	36,584	75,692
Net income (loss)	(2,566)	(186)	(3,637)	9,992
Basic earnings (loss) per share:
Net earnings (loss) per share	(0.15)	(0.01)	(0.21)	0.58
Diluted earnings (loss) per share:
Net earnings (loss) per share	(0.15)	(0.01)	(0.21)	0.57

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$113,457	$142,275	$129,842	$212,171
Gross profit	31,506	42,816	35,941	71,252
Net income (loss)	(414)	3,885	(1,470)	16,719
Basic earnings (loss) per share:
Net earnings (loss) per share	(0.02)	0.23	(0.09)	0.98
Diluted earnings (loss) per share:
Net earnings (loss) per share	(0.02)	0.22	(0.09)	0.98

New Accounting Pronouncements

          On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF established an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For fiscal 2003, the adoption of this statement decreased our operating income by $1,106,000 ($664,000 net of income taxes or $0.04 per share on a fully diluted basis).  For fiscal 2002, the adoption of this statement did not have a significant effect on our financial statements.

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

          On February 2, 2003 we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect.  Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30.  SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations.  The loss on early extinguishment of debt has been reclassified in the comparative consolidated financial statements to be included within earnings before income taxes.

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

Cautionary Note Regarding Forward-Looking Statements

          We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Form 10-K or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements.   For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Any such forward-looking statements are subject to risks and uncertainties, including competitive changes in conditions in the retail industry, changes in consumer confidence and spending, new store site selection, financing and performance, interest rates, credit markets, general United States economic conditions, international geo-political uncertainties and normal business uncertainties.  If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline.  We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

          If we are unable to successfully implement our growth strategies or manage our growing business, our future operating results will suffer.

          Our strategy includes opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions, hire competent personnel, and open and operate new stores. Failure to do so could impair our ability to successfully implement our growth strategy and our future operating results. In particular, we must locate desirable store sites in malls, lifestyle centers and power strip centers, because the developer financing that we believe is often available in malls, lifestyle centers and power strip centers is a very important element of our new store growth plan. If we fail to locate desirable mall, lifestyle center and power strip center sites or we are unable to secure developer financing, we will not be able to open new stores as planned and our sales growth and operating results will suffer.  In addition, if we do not locate desirable sites with access to financing, we may seek to grow by obtaining alternative sources of financing, including construction financing, sale-leaseback transactions, long-term mortgages and borrowings under our credit facility.  If market conditions are not favorable, we may not be able to obtain such alternative financing on desirable terms, if at all, which may increase our costs, cause us to limit the number of new store openings and impair our future operating results.

          In addition, our expansion in new and existing markets may present competitive, distribution, marketing, and merchandising challenges that differ from our current challenges, including competition among our stores and with competitors, diminished impact of our store design and concept, added strain on our distribution center, additional information to be processed by our management information systems and diversion of management attention from operations, such as the control of inventory levels in our existing stores, to the opening of new stores and markets. To the extent that we are not able to meet these new challenges, our sales could decrease and our operating costs could increase.

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

          Our results achieved by our existing store base may not be indicative of our future operating results.

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

          Our inability to manage inventory and clear aged and/or excess inventory in a timely manner could require us to mark down prices significantly and reduce our profitability.

          If, for any reason, we fail to respond timely to changes in the demand for our products generally or for our product mix, we may have aged and/or excess inventory that cannot be sold at the originally expected prices.  As a result, we may need to significantly reduce the prices of some of our products to clear the aged and/or excess inventory, which could decrease our profitability and cause our stock price to decline significantly.

          Our operating results are subject to seasonal fluctuations, which could cause the market price of our common stock to decline.

          We experience substantial seasonal fluctuations in our sales and operating results. In fiscal 2003, we generated 36.2% of our annual sales and all of our operating income in our fourth fiscal quarter, which includes the Christmas holiday and the peak winter season months of November, December and January. As a result, we incur significant additional expenses in the fourth fiscal quarter due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products generally or for our product mix during the fourth fiscal quarter, our sales could decline resulting in significant excess inventory, significant markdowns in order to clear aged and excess inventory, and a significant shortfall in expected fourth quarter sales, which could cause our annual operating results to suffer and our stock price to decline significantly.

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

          We face increased competition in the markets in which we operate. Some of our competitors have a larger number of stores and greater financial, distribution, marketing and other resources than we have.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. If we do not compete successfully, our operating results will suffer.

          We may incur costs from litigation or increased regulation relating to the firearms we sell.

          Sales of firearms represented approximately 2.9% of our sales in fiscal 2003. We may incur losses due to lawsuits relating to our performance of background checks on firearms purchases as mandated by state and federal law or the improper use of firearms sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from firearms manufacturers and retailers relating to the misuse of firearms. In the last five years, we were subject to one claim from a private party, which we settled, relating to our alleged failure to properly perform a background check. In addition, in the future there may be increased federal, state or local regulation, including taxation, of the sale of firearms in both our current markets as well as future markets in which we may operate.  Certain local jurisdictions, including two where we operate stores, prohibit the sale of firearms within certain distances from schools.  In the future, there may be more local jurisdictions adopting such prohibitions, or others that restrict our sale of firearms. Commencement of these lawsuits against us or the establishment of new regulations could reduce our sales and decrease our profitability.

          If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

          Our performance depends largely on the efforts and abilities of our senior management.  If we lose the services of one or more of our key executives, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. Our expansion strategy will depend on our ability to hire capable store general managers and other store level personnel. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store general managers and other store level personnel, we will not be able to open new stores and operate existing stores as planned and our revenue growth and operating results will suffer.

          If any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.

          For fiscal 2003, our largest vendor, Nike, Inc., represented 9.6% of our purchases, and our second largest vendor, Columbia Sportswear Company, represented 5.0% of our purchases. Our twenty largest vendors collectively accounted for 37.1% of our total purchases. The loss of any key vendor or key vendor support could limit our ability to provide products that our customers want to purchase. In addition, we believe many of our vendors source their products from China, Taiwan and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, boycotts, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

          We have upgraded and plan to continue to upgrade our management information systems; failure to successfully implement and install new systems could cause interruptions to our business and impair our future growth.

          We need quality and scalable management information systems to efficiently operate our stores and to successfully implement our new store growth strategy. Our systems include integrated merchandising, point of sale, warehouse, merchandising and financial systems.  We have recently replaced many of our key information systems. If we experience problems with our new systems, we may incur significant costs and interruptions to our business, which could adversely affect our operations.

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

          As of January 31, 2004, FS Equity Partners IV, L.P., a fund managed by Freeman Spogli, and Limited Brands, collectively owned approximately 55.3% of the outstanding shares of our common stock. As a result, Freeman Spogli and Limited Brands together control all matters affecting us, including the election of the directors and other major decisions that may be put to a vote of our shareholders.

          In addition, conflicts of interest may arise in areas relating to their continued collective controlling interest in the Company. We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with unaffiliated parties. These conflicts may include the structure and timing of transfers by Freeman Spogli and/or Limited Brands of all or any portion of its ownership interest in us, and the ability of Freeman Spogli and Limited Brands to control our management and affairs.  In addition, we provide Freeman Spogli and Limited Brands with weekly sales and other material, non-public data under the terms of our stockholders agreement.  Freeman Spogli and Limited Brands are subject to federal law regarding their use of such information and we have signed appropriate confidentiality agreements with them, but we do not control our shareholders.

          The actual or potential sale by Freeman Spogli and/or Limited Brands of their holdings of our stock could cause the market price of our stock to decline significantly.

          As of January 31, 2004, Freeman Spogli owned 5,694,500 shares of our common stock, and Limited Brands owned 3,900,500 shares of our common stock and has a currently exercisable warrant to purchase 1,350,000 additional shares of our common stock (exercise price of $44.82 at January 31, 2004). Neither Freeman Spogli nor Limited Brands is contractually prohibited from transferring our common stock to an unaffiliated third party. The significant increase in the volume of our freely tradable shares upon the sale by Freeman Spogli or Limited Brands of a large interest in us could cause the market price of our stock to decline significantly.  As active, controlling shareholders, with representation on the board of directors, Freeman Spogli and Limited Brands also have significant access to information about the Company and its short and long term business prospects.   Freeman Spogli and Limited Brands also have contractual registration rights, enabling them to cause us to register the sale of shares of common stock held by them.  Although we have a policy which requires all executive officers and directors to provide pre-notification to the Company prior to any trading in the Company’s securities, Freeman Spogli and Limited Brands are not required to be bound by this policy and they have each declined to be bound by it voluntarily.

          Provisions in our Second Amended and Restated Articles of Incorporation, Second Amended and Restated Bylaws and Indiana law may delay or prevent an acquisition of us by a third party.

          Our second amended and restated articles of incorporation, our second amended and restated bylaws and Indiana law contain provisions that make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. Although our board of directors has no intention to do so at the present time, our second amended and restated articles of incorporation permit our board of directors to issue “blank check” preferred stock. Blank check preferred stock allows the board to establish the rights (including voting rights), preferences and limitations of a series of preferred stock without shareholder approval. This could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our shareholders. In addition, our second amended and restated articles of incorporation do not permit cumulative voting in the election of directors, and therefore allow the holders of a majority of our outstanding voting stock to control the election of all directors.

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

          Indiana law provides several limitations that may discourage potential acquirers from purchasing our common stock. A purchase of our common stock beyond threshholds established by Indiana law causes a shareholder to automatically lose the right to vote the acquired shares unless the holders of a majority of the disinterested shares vote to grant the acquired shares voting rights. In addition, Indiana law prohibits business combinations with a person who acquires 10% or more of our common stock during the five year period beginning with the acquisition and imposes certain voting or price requirements on such combinations after the five year period unless, prior to the acquisition, our board of directors has approved the acquisition of shares or the proposed business combination.

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

Interest Rate Risk

          Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our line of credit used for the construction of two new stores (Rochester, New York which we paid off in fiscal 2003 and Buffalo, New York which we paid off in fiscal 2002) which are benchmarked to U.S. and European short-term variable rates.  On May 1, 2003, we paid all remaining outstanding principal and interest on our line of credit used for the construction of a new store.  Borrowings outstanding under our line of credit used for construction of a new store as of February 1, 2003 were $6.0 million.  Borrowings outstanding under our revolving credit facility as of January 31, 2004 and February 1, 2003 were $37.8 million and $0, respectively.  A hypothetical one percentage point interest rate change from those in effect during fiscal 2003 and 2002 would have resulted in interest expense fluctuating by approximately $461,000 and $191,000, respectively.  As of March 19, 2004, the balances outstanding under our revolving credit facility and our financing obligations were $53.1 million and $11.7 million, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements required to be filed hereunder are set forth on pages 47 through 71 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9a.	CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of the end of the period covered by this report, we evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on our evaluation, no changes in our internal control over financial reporting occurred during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

Item 11.	EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

          The information required by this Item is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this Item is incorporated by reference herein from our definitive Proxy Statement in connection with our Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year end January 31, 2004.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Report:

(a)	The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 47 of this Report.

(b)

On November 28, 2003, we filed on Form 8-K an announcement containing the results for our third quarter and first nine months of fiscal 2003, and other information included therein, including the consolidated statements of operations, consolidated balance sheets, and the consolidated statements of cash flows.

On January 27, 2004, we filed on Form 8-K an announcement to update same store sales guidance and to provide additional information with respect to expected results in the fiscal fourth quarter and fiscal year ending January 31, 2004.

(c)	Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 74.

(d)	Consolidated financial statement schedule included herein at page 73.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
Galyan’s Trading Company, Inc.
Plainfield, Indiana

We have audited the accompanying consolidated balance sheets of Galyan’s Trading Company, Inc. and its subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Galyan’s Trading Company, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective February 3, 2002, the Company changed its method of accounting for goodwill, and effective January 1, 2003, changed its method of accounting for cash consideration received from vendors, as required by new accounting standards.

/s/DELOITTE & TOUCHE LLP
March 31, 2004
Indianapolis, Indiana

Galyan’s Trading Company, Inc.
Consolidated Balance Sheets
As of January 31, 2004 and February 1, 2003
(dollars in thousands, except share data)

	Fiscal Year

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$7,120	$11,890
Receivables, net	10,861	7,726
Merchandise inventories	155,661	138,993
Deferred income taxes	3,980	1,969
Other current assets	9,425	5,010

Total current assets	187,047	165,588

Property and equipment, net	186,450	136,421
Goodwill, net	18,334	18,334
Other assets, net	2,414	878

Total assets	$394,245	$321,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,567	$56,804
Accrued expenses	40,428	42,579
Current portion of long-term debt	137	6,103

Total current liabilities	112,132	105,486
Long-term liabilities:
Debt, net of current portion	49,578	186
Deferred income taxes	10,244	1,334
Other long-term liabilities	8,808	6,938

Total long-term liabilities	68,630	8,458
Commitments and contingencies	--	--
Shareholders’ equity:
Preferred stock, no par value 5,000,000 shares authorized; no shares issued or outstanding	--	--
Common stock and paid-in capital, no par value 50,000,000 shares authorized, 17,362,368 and 17,084,716 shares issued and outstanding, respectively	194,888	191,802
Notes receivable from shareholders	(689)	(948)
Unearned compensation	(857)	(115)
Warrants	1,461	1,461
Retained earnings	18,680	15,077

Total shareholders’ equity	213,483	207,277

Total liabilities and shareholders’ equity	$394,245	$321,221

The accompanying notes are an integral part of these consolidated financial statements.

Galyan’s Trading Company, Inc.
Consolidated Statements of Operations
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollars in thousands, except per share data)

	Fiscal Year

	2003	2002	2001

Net sales	$690,701	$597,745	$482,528
Cost of sales	500,334	416,230	337,953

Gross profit	190,367	181,515	144,575
Selling, general and administrative expenses	180,476	148,357	118,070

Operating income	9,891	33,158	26,505
Interest expense	2,856	2,053	7,095
Interest income	(162)	(257)	(372)
Loss on early extinguishment of debt	--	--	10,435

Income before income tax expense	7,197	31,362	9,347
Income tax expense	3,594	12,642	4,715

Net income	$3,603	$18,720	$4,632

Basic earnings per share	$0.21	$1.10	$0.32

Diluted earnings per share	$0.21	$1.09	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Galyan’s Trading Company, Inc.
Consolidated Statements of Shareholders’ Equity
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollars in thousands, except share data)

	Common Stock		Notes Receivable from Shareholders	Unearned Compensation	Warrants	Retained Earnings (Deficit)	Total

	Shares	Paid-in Capital

Balance, February 3, 2001	9,763,707	$70,596	$(1,491)	$(445)	$8,654	$(8,275)	$69,039
Issuance of common stock, net of issuance costs of $11,548	6,550,001	112,797	(285)	--	--	--	112,512
Exercise of stock warrants	720,000	7,200	--	--	(7,193)	--	7
Stock compensation expense	--	--	--	165	--	--	165
Payments on notes receivable from shareholders	--	--	325	--	--	--	325
Service contributed from Limited Brands	--	541	--	--	--	--	541
Net income	--	--	--	--	--	4,632	4,632

Balance, February 2, 2002	17,033,708	191,134	(1,451)	(280)	1,461	(3,643)	187,221
Issuance of common stock	20,800	208	--	--	--	--	208
Employee stock purchase plan	30,208	257	--	--	--	--	257
Issuance of stock options	--	203	--	--	--	--	203
Stock compensation expense	--	--	--	165	--	--	165
Payments on notes receivable from shareholders	--	--	503	--	--	--	503
Net income	--	--	--	--	--	18,720	18,720

Balance, February 1, 2003	17,084,716	191,802	(948)	(115)	1,461	15,077	207,277
Issuance of common stock	133,168	1,514	--	--	--	--	1,514
Employee stock purchase plan	44,484	429	--	--	--	--	429
Issuance of restricted stock	100,000	1,143	--	(1,143)	--	--	--
Stock compensation expense	--	--	--	401	--	--	401
Payments on notes receivable from shareholders	--	--	259	--	--	--	259
Net income	--	--	--	--	--	3,603	3,603

Balance, January 31, 2004	17,362,368	$194,888	$(689)	$(857)	$1,461	$18,680	$213,483

The accompanying notes are an integral part of these consolidated financial statements.

Galyan’s Trading Company, Inc.
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
(dollars in thousands)

	Fiscal Year

	2003	2002	2001

Cash flows from operating activities:
Net income	$3,603	$18,720	$4,632
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	24,916	17,537	13,749
Amortization of financing intangible and discount on subordinated notes to Freeman Spogli and Limited Brands	526	535	1,222
Loss on early extinguishment of debt	--	--	10,435
Deferred income taxes	6,899	2,255	1,258
Interest converted to subordinated debt	--	--	3,647
(Gain) loss on disposal of property and equipment	(676)	223	282
Deferred rent and other non-cash expense	2,271	2,136	2,651
Changes in certain assets and liabilities:
Accounts receivable	389	(608)	(648)
Merchandise inventories	(16,668)	(27,178)	(20,320)
Other assets	(4,407)	1,561	(3,574)
Accounts payable and accrued expenses	17,928	30,616	10,046

Net cash provided by operating activities	34,781	45,797	23,380
Cash flows from investing activities:
Capital expenditures	(77,113)	(59,453)	(37,252)
(Decrease) increase in net accounts payable for capital expenditures	(6,879)	(7,181)	10,701
Proceeds from insurance settlement	1,225	--	--

Net cash used in investing activities	(82,767)	(66,634)	(26,551)
Cash flows from financing activities:
Net borrowings (payments) on revolving line of credit	37,825	--	(19,950)
Financing proceeds from sale leaseback transaction	11,685	--	--
Payments of financing costs	(2,226)	--	(1,467)
Proceeds from long-term debt	--	350	5,650
Principal payments on long-term debt and other obligations	(6,084)	(5,361)	(60,892)
Payments on notes receivable from shareholders	259	503	325
Proceeds from sale of common stock	1,757	465	124,067
Transaction costs for initial public offering	--	--	(11,548)

Net cash provided by (used in) financing activities	43,216	(4,043)	36,185

Net (decrease) increase in cash and cash equivalents	(4,770)	(24,880)	33,014
Cash and cash equivalents, beginning of year	11,890	36,770	3,756

Cash and cash equivalents, end of year	$7,120	$11,890	$36,770

The accompanying notes are an integral part of these consolidated financial statements.

GALYAN’S TRADING COMPANY, INC.

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

1.     Organization and Summary of Significant Accounting Policies

Organization

          Galyan’s Trading Company, Inc. (the “Company”), an Indiana corporation, is a specialty retailer that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  As of January 31, 2004 we operated 43 stores in 19 states and one clearance center.  The clearance center location is not included in our store count as it is not part of our long-term strategy.

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

Fiscal Year

          Our fiscal year ends on the Saturday closest to January 31. Fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 are referred to as fiscal 2003, 2002 and 2001, respectively. All years presented include 52 weeks.

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

Goodwill

          The Company applies the provisions of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, to account for goodwill.  Our goodwill has an indefinite useful life.  Goodwill is reviewed for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. No impairment was recognized upon adoption or as a result of the annual impairment tests as of January 31, 2004 and February 1, 2003.  Prior to fiscal 2002, goodwill was amortized on a straight-line basis over 30 years. Amortization expense of goodwill for fiscal 2001 was $783,000.  The following represents a reconciliation of reported net income to pro forma income excluding the effect of amortization expense:

	Fiscal Year

	2003	2002	2001

Reported net income	$3,603	$18,720	$4,632
Add back: Goodwill amortization	--	--	783

Pro forma net income	$3,603	$18,720	$5,415

Basic earnings per share:
Reported net income	$0.21	$1.10	$0.32
Goodwill amortization	--	--	0.06

Pro forma net income	$0.21	$1.10	$0.38

Diluted earnings per share:
Reported net income	$0.21	$1.09	$0.32
Goodwill amortization	--	--	0.05

Pro forma net income	$0.21	$1.09	$0.37

Other Assets

          Other assets include deferred financing costs that are being amortized over the terms of the related debt agreements, which range from 5 to 20 years.

Long-lived Assets

          Long-lived assets, primarily building and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows. No impairment charges were recorded during fiscal 2003, 2002 and 2001, respectively.

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

Advertising Expense

          Advertising costs are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Advertising expense, net of vendor reimbursement, for fiscal 2003, 2002 and 2001 was $25.5 million, $17.8 million and $12.2 million, respectively.

          On an annual basis, we enter into cooperative advertising agreements with certain vendors.  In accordance with Emerging Issues Task Force 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, for fiscal 2003, amounts received from vendors that represented a reimbursement of specific, identifiable costs incurred for that vendor were recorded as a reduction to advertising expense in the period the related expense was incurred.  Other amounts received from vendors were recorded as an adjustment to inventory cost and recognized as a reduction of cost of goods sold as the merchandise was sold.  The adoption of EITF 02-16 increased advertising expense by approximately $4.2 million for fiscal 2003.  Prior to fiscal 2003, all funds received from vendors for cooperative advertising were recorded as a reduction to advertising expense.

Pre-Opening Costs

          Non-capital expenditures, such as payroll, store set-up costs, training of new store employees and travel, incurred prior to the opening of a new store are charged to expense in the period they are incurred. Pre-opening costs for fiscal 2003, 2002 and 2001 were $5.0 million,  $4.9 million and $2.8 million, respectively.

Earnings Per Share

          Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of our basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share:

	Fiscal Year

	2003	2002	2001

Basic earnings per share:
Weighted average common shares	17,170,173	17,044,902	14,445,401

Diluted earnings per share:
Weighted average common shares	17,170,173	17,044,902	14,445,401
Dilutive effect of stock options and warrants	117,178	133,440	243,399

Weighted average common and incremental shares	17,287,351	17,178,342	14,688,800

          Options to purchase 1,298,010, 1,138,300 and 773,500 shares of common stock were outstanding at the end of fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted shares because the options’ exercise prices were greater than the fair value. In addition, a warrant to purchase 1,350,000 shares of common stock was outstanding at the end of fiscal 2003, 2002 and 2001, but was not included in the computation of diluted shares because the warrant’s exercise price was greater than fair value.

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

Pro Forma:

	Fiscal Year

	2003	2002	2001

	(dollars in thousands, except per share data)
Net income as reported	$3,603	$18,720	$4,632
Add: Stock-based compensation expense included in reported net income, net of related tax effects	69	221	99
Deduct:Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,551)	(1,688)	(531)

Pro forma net income	$2,121	$17,253	$4,200

Earnings per share:
Basic, as reported	$0.21	$1.10	$0.32

Basic, pro forma	$0.12	$1.01	$0.29

Diluted, as reported	$0.21	$1.09	$0.32

Diluted, pro forma	$0.12	$1.00	$0.29

          The pro forma amounts are not representative of the effects on reported earnings for future years.

          The weighted average fair value of options granted for fiscal 2003, 2002 and 2001 were $6.30, $8.37 and $5.10, respectively.  The weighted average fair values of the options calculated in accordance with SFAS 123 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year

	2003	2002	Subsequent to initial public offering 2001	Prior to initial public offering 2001

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	63%	62%	60%	0%
Risk-free interest rate range	1.94% - 3.13%	2.63% - 4.28%	3.38% - 4.68%	4.58% - 4.65%
Expected life of options	4	4	3	3

Segment Information

          We are a specialty retailer with 43 stores that offers a broad range of outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  Our store format and our merchandising strategy are targeted to appeal to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  Given the economic characteristics of the store formats, the similar nature of the products sold, and the type of customer and method of distribution, our operations are aggregated into one segment.

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

Reclassifications

          Certain amounts in the fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

New Accounting Pronouncements

          On January 1, 2003, we adopted Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller’s consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The consensus of the EITF established an overall presumption that cash received from vendors is a reduction in the price of vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products.  For fiscal 2003, the adoption of this statement decreased our operating income by $1,106,000 ($664,000 net of income taxes or $0.04 per share on a fully diluted basis). For fiscal 2002, the adoption of this statement did not have a significant effect on our financial statements.

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

          On February 2, 2003 we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect.  Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No. 30.  SFAS No. 145 is effective for us beginning February 2, 2003, including all prior period presentations.  The loss on early extinguishment of debt has been reclassified in the comparative consolidated financial statements to be included within earnings before income taxes.

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

2.     Receivables

          Receivables consist of the following (in thousands):

	Fiscal Year

	2003	2002

Construction contribution receivables	$9,634	$6,110
Third party financing receivables	--	578
Other	1,415	1,119

Total receivables	11,049	7,807
Less allowance for doubtful accounts	(188)	(81)

Receivables, net	$10,861	$7,726

3.     Property and Equipment

          Property and equipment consists of the following (in thousands):

	Fiscal Year

	2003	2002

Land	$2,219	$--
Building and leasehold improvements	132,881	88,371
Furniture, fixtures and equipment	135,765	102,157
Construction in progress	1,792	8,128

Total property and equipment	272,657	198,656
Less accumulated depreciation and amortization	(86,207)	(62,235)

Property and equipment, net	$186,450	$136,421

          Depreciation and amortization expense for fiscal 2003, 2002 and 2001 was $24,760,000 $17,381,000 and $12,966,000, respectively.

          In fiscal 2003 we received final insurance proceeds of $1,225,000, which resulted in a gain of $1,038,000 that is included in selling, general and administrative expense, related to our prior Greenwood, Indiana store location that was destroyed by a tornado in September 2002.  In fiscal 2002, selling, general and administrative expenses included the write off of all of our leasehold improvements and certain furniture, fixtures and equipment with a carrying value of $130,000 as a result of the tornado that destroyed our Greenwood, Indiana store location.

4.     Other Assets

          Other assets consist of the following (in thousands):

	Fiscal Year

	2003	2002

Deferred financing costs	$3,768	$1,610
Other	467	476

Total other assets	4,235	2,086
Less accumulated amortization	(1,821)	(1,208)

Total other assets, net	$2,414	$878

          Amortization expense of deferred financing costs and other assets for fiscal 2003, 2002 and 2001 was $613,000, $691,000 and $1,060,000, respectively.

5.     Accrued Expenses

          Accrued expenses consist of the following (in thousands):

	Fiscal Year

	2003	2002

Accrued payroll, withholdings and benefits	$8,087	$8,466
Gift cards, gift certificates and store credits	15,299	12,582
Income taxes payable	--	9,322
Real and personal property taxes	5,643	3,712
Other	11,399	8,497

Total accrued expenses	$40,428	$42,579

6.     Long-Term Debt

          Long-term debt consists of the following (in thousands):

	Fiscal Year

	2003	2002

Bank and other:
Revolving line of credit	$37,825	$--
Financing obligations	11,685
Construction loan	--	6,000
Capital lease obligations	205	289

Total long-term debt	49,715	6,289
Less current maturities	(137)	(6,103)

Total long-term debt, net of current maturities	$49,578	$186

Revolving Line of Credit

          On April 25, 2003, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, which matures on April 24, 2008.  Under this agreement, our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset-based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million; minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of January 31, 2004, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.   The revolving credit facility contains other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of January 31, 2004, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate that is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of January 31, 2004, we had $37.8 million in outstanding borrowings and an availability of $58.5 million, net of $5.0 million used in support of letters of credit, under our revolving credit facility.

          In fiscal 2001 we incurred a loss of $2,620,000 to expense the remaining deferred financing cost associated with the previous revolving credit facility.

Financing Obligations

          On August 8, 2003 we sold our interest in buildings and leasehold improvements for two store locations, for approximately $12.0 million to CPA®:15, which is a member of the W.P. Carey Group and simultaneously entered into lease agreements for these two store locations. The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana.  Although we leased back the properties, this transaction was accounted for as a financing obligation, with the future lease payments classified as a liability in our financial statements and quarterly lease payments classified as payments of principal and interest expense relating to a financing obligation.  The net proceeds from this transaction were used to repay current borrowings under our revolving credit facility.  As of January 31, 2004, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% that matures in 2024.  Simultaneously, we assigned our rights under an existing ground lease to CPA®:15, which is a member of the W.P. Carey Group, for a third store in Freehold, New Jersey that had not yet been constructed and is scheduled to open in the summer of 2004.

Construction Loans

          During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

Subordinated and Junior Subordinated Notes

          During fiscal 1999, we entered into a security purchase agreement to issue $25.0 million of subordinated notes and $25.0 million of junior subordinated notes. In connection with the issuance of the subordinated and junior subordinated notes, we issued warrants to purchase 720,000 shares of common stock, which were exercised in fiscal 2001. The fair value of the warrants was recorded as an increase to shareholders’ equity and as a reduction to the related subordinated notes.  The debt discount was amortized using the effective interest method into interest expense over the term of the subordinated and junior subordinated notes. Debt discount of $162,000 was amortized as interest expense during fiscal 2001.

          The subordinated and junior subordinated notes required semi-annual interest payments.  Under the terms of the agreement, we could increase the principal amount of the subordinated and junior subordinated notes in lieu of making the interest payments. We elected, in lieu of making the interest payments, to increase the principal by $3,647,000 during fiscal 2001.

          During fiscal 2001, we paid all the outstanding principal and interest due under the subordinated and junior subordinated notes. We incurred a loss of $7,815,000 to expense the remaining unamortized discount and deferred financing costs associated with these notes.

          Future minimum principal payments on long-term debt as of January 31, 2004 are as follows (in thousands):

Fiscal Year

2004	$137
2005	111
2006	99
2007	58
2008	37,923
2009 and thereafter	11,387

Total payments	$49,715

7.     Shareholders’ Equity

          On July 2, 2001, we consummated our initial public offering of 6,500,000 shares of common shares at $19.00 per share.  Immediately prior to the initial public offering, our articles of incorporation were amended to combine all classes of common stock into one single class and to authorize the issuance of up to 50,000,000 shares of common stock. All Class A common stock automatically converted into the same number of shares of common stock.  In addition, all securities convertible or exercisable into shares of Class A common stock or Class B common stock automatically became convertible or exercisable into the same number of shares of common stock.  As of January 31, 2004, we had 17,362,368 shares issued and outstanding and 2,501,337 shares reserved for future issuance.

Stock Subscription Plan

          We maintain a stock subscription plan that provides for the issuance and sale of shares of common stock to certain directors, officers, employees and consultants. The maximum number of shares that may be issued under this plan is 1,000,000.  No common stock was issued or repurchased under the stock subscription plan during fiscal 2003 or fiscal 2002.  Common stock issued under the stock subscription plan for fiscal 2001 is as follows:

	Number of Shares Outstanding	Weighted Average Issue Price	Weighted Average Fair Value

Outstanding shares, February 3, 2001	578,360
Shares issued	40,000	$18.63	$18.63

Outstanding shares, February 2, 2002, February 1, 2003 and January 31, 2004	618,360

          In connection with the stock subscription plan, certain directors, officers, employees and consultants entered into stock pledge agreements. The agreements require annual payments of interest at 7.5% and expire in October, 2004.  Shareholder notes receivable relating to the pledge agreements were  $689,000 and $948,000, at January 31, 2004 and February 1, 2003, respectively.

Restricted Stock

          During fiscal 2003, we granted 100,000 restricted shares of unregistered common stock to an officer.  On the date of the grant 40% of the shares became fully vested (subject to certain restrictions), the remaining 60% vests in equal increments of 20% on the employee’s first, second, and third anniversaries of employment.  Compensation expense of $286,000 was recorded during fiscal 2003 in connection with this grant of restricted shares.

Employee Stock Purchase Plan

          We adopted an Employee Stock Purchase Plan (ESPP) on July 1, 2002.  The maximum number of shares to be issued under this plan is 1,500,000.  This plan allows all employees to contribute 1% to 15% of their eligible compensation subject to the requirements of Internal Revenue Code Section 423(b).   Employees purchase the stock at a discounted value, which is the lesser of 85% of the closing price on the first business day of the calendar half or 85% of the closing price on the last business day of the calendar half.  No compensation expense was recognized for fiscal 2003 or fiscal 2002. Shares of common stock issued under this plan were 44,484 and 30,208 for fiscal 2003 and fiscal 2002, respectively.

Other

          Services contributed from Limited Brands totaled $541,000 in fiscal 2001.  There were no services contributed from Limited Brands in fiscal 2003 or fiscal 2002. (see Note 10).

8.     Stock Options and Warrants

Employee Stock Option Plan

          Under our Stock Option Plan, options for the purchase of up to 3,024,757 shares of common stock may be granted to directors, officers and employees of the Company.  The plan, as amended May 29, 2002, provides for an additional number of shares to become available for stock option grant, each May 29th through fiscal 2004, equal to 3% of the total number of issued and outstanding shares of common stock as of the close of business on that date.  On May 29, 2003, options to purchase 513,576 became available under the plan.  Options granted generally vest over a period of three years and expire seven years after the grant date.

          A summary of option activity for fiscal 2003, 2002 and 2001 is as follows:

	Fiscal Year

	2003		2002		2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding, beginning of year	1,855,834	$15.84	1,501,501	$14.92	1,207,504	$14.08
Exercised	(133,168)	9.97	(20,800)	10.00	(10,001)	10.00
Granted	781,000	12.66	600,300	17.78	344,000	17.58
Cancelled	(154,933)	18.34	(225,167)	15.46	(40,002)	13.50

Options outstanding, end of year	2,348,733	$14.95	1,855,834	$15.84	1,501,501	$14.92

Total exercisable at end of year	1,247,832	$15.39	1,137,706	$14.59	669,953	$14.33

          The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 8.71 - $10.87	577,867	2.7	$9.96	547,369	$9.97
$10.88 - $13.05	395,500	6.4	11.64	18,667	12.81
$13.06 - $15.22	425,000	6.2	13.67	2,500	14.38
$17.41 - $19.57	236,966	3.8	18.89	163,862	18.89
$19.58 - $21.75	713,400	3.5	20.27	515,434	20.13

	2,348,733	4.3	$14.95	1,247,832	$15.39

          We apply Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options.  During fiscal 2002, we issued 90,000 options to purchase common stock at prices below fair value.  During fiscal 2000, we issued 96,000 options to purchase common stock to officers, employees and a director at prices below fair value. Compensation expense related to the options issued in fiscal 2002 and 2000 is calculated as the excess of the fair value of the Company’s stock at the date of issuance over the option price and is recognized on a straight line basis over the period the options vest. As a result, compensation expense of $115,000, $368,000 and $165,000 were recorded during fiscal 2003, 2002 and 2001, respectively. No compensation expense has been recognized for options granted at prices equal to or greater than fair value at the grant date.

Warrants

          During fiscal 1999, we declared a dividend in the form of a stock warrant to purchase 1,350,000 shares of common stock. The warrant became exercisable on the date of the Company’s initial public offering. The initial exercise price per share was $10.00. On the first day of each month from and including October 1999 to and including September 2000, the exercise price increased by an amount equal to 3 1/3% of the initial exercise price. On the first day of each month thereafter, the exercise price increases by an amount equal to 3 1/3% of the exercise price in effect on the preceding September 1. The fair value of the warrant of $1,461,000 was determined using the Black Scholes option pricing model and was recorded as an increase in warrants with a corresponding decrease in paid-in capital, included in the consolidated statements of shareholders’ equity.  The fair value of the warrant is estimated using the following assumptions: no dividend yield; risk-free interest rate of 6%; volatility rate of 50%; and an expected life of four years. In determining the expected life of the warrant, management estimated that the life of the warrant was equal to the earliest determinable exercise date, which was four years from the date of issuance. As of January 31, 2004, the warrant has an exercise price of  $44.82 and a weighted average contractual life of 5.5 years.

9.     Income Taxes

          The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year

	2003	2002	2001

Current:
Federal	$(2,844)	$8,919	$2,953
State	(461)	1,468	504
Deferred	6,899	2,255	1,258

Income tax expense	$3,594	$12,642	$4,715

          A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Fiscal Year

	2003	2002	2001

Federal statutory rate	34.0%	35.0%	34.0%
State and local taxes, net of federal tax benefit	3.6	4.2	5.0
Valuation allowance for deferred tax asset	9.9	--	--
Non-deductible goodwill	--	--	1.1
Non-deductible interest	--	--	3.2
Other	2.4	1.1	(1.1)

Total	49.9%	40.3%	42.2%

          Deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expense or benefit is based on the change in assets and liabilities from period to period, subject to an ongoing assessment of realization.

          Items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	Fiscal Year

	2003	2002

Current deferred tax assets (liabilities):
Accrued expenses	$1,750	$1,327
Inventory basis	2,398	805
Returns reserve	446	375
Other, net	(614)	(538)

Current deferred tax assets, net	3,980	1,969
Long-term deferred assets (liabilities):
Deferred rent	3,558	2,803
Capital loss carryforward	1,235	1,841
Depreciation	(15,178)	(6,021)
Other	856	43

Long-term deferred tax liabilities, net	(9,529)	(1,334)

Valuation allowance	(715)	--

Net deferred tax (liability) assets	$(6,264)	$635

          During fiscal 2003, we recognized income tax expense of $715,000 to establish a valuation allowance against our capital loss carryforwards that we do not expect to utilize before it expires.  As of January 31, 2004, we have unused capital loss carryforwards of $3.1 million that expire in fiscal 2005.

10.  Related Party Transactions

          During 2003, we purchased for $2.2 million from Limited Brands, a parcel of land adjacent to our existing distribution facility for potential development in the event expansion of our current facility becomes necessary to accommodate future growth.

          During fiscal 1999, we entered into a services agreement whereby Limited Brands continued to provide real estate and store planning services.  The agreement terminated 90 days after the completion of the initial public offering. During fiscal 2001, Limited Brands contributed services totaling $541,000, which was recorded as selling, general and administrative expenses and paid-in capital.

          Limited Brands is a guarantor of our obligations under the leases for eight of our stores. We agreed to reimburse Limited Brands for any amounts paid by them under these guarantees. No amounts were paid under these guarantees in fiscal 2003, 2002 or 2001.

          We recorded $3,178,000 of interest expense during fiscal 2001 in connection with the subordinated and junior subordinated notes payable to Freeman Spogli and Limited Brands.

          During fiscal 2001, we recorded a bad debt recovery of approximately $600,000 related to an investment in MVP.com that was written off during fiscal 2000.

          Pursuant to a stockholders agreement, Freeman Spogli and Limited Brands have agreed to vote all of their shares in the election of directors in favor of the following persons: four board nominees designated by Freeman Spogli, two board nominees designated by Limited Brands, our then current chief executive officer, our then current chairman of the board, and one or more additional nominees upon whom Freeman Spogli and Limited Brands shall agree. The number of board nominees that Freeman Spogli and Limited Brands are entitled to nominate under the agreement, both before and after the initial public offering, decreases if the number of shares held by such party falls below certain thresholds set forth in the stockholders agreement. In addition, until one year after the date on which any person other than Freeman Spogli and Limited Brands and their respective affiliates own 20% or more of the Company’s shares, Limited Brands has agreed to vote against any combination of the Company unless Freeman Spogli consents to the combination.  Benchmark Capital, previously party to this stockholders agreement, distributed its shares in the Company to its limited partners in 2003 and, as a result, is no longer bound by the stockholders agreement.

          During fiscal 2002 we paid Limited Brands $150,000 for recruiting costs associated with its search for a replacement for C. David Zoba, whom we hired from Limited Brands as our Executive Vice President, General Counsel and Secretary.

          We have verbal consulting agreements with two members of the board of directors to provide real estate, marketing and other general consulting services.  Either party can terminate the agreements at any time.  In May 2003, we terminated one of the verbal consulting agreements.  We recognized expense of $75,000, $171,000 and $182,000 in fiscal 2003, 2002 and 2001, respectively, for these consulting services.

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

Long-term Debt

          The fair value is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. As of January 31, 2004 and February 1, 2003, the carrying value of the long-term debt approximates its fair value.

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

          We have non-cancelable operating leases for office facilities, warehouse facilities, real estate and equipment. Store rent consists of a fixed amount, plus, in some cases, contingent rent based on a percentage of sales exceeding a specific amount. Certain leases provide for future rent escalations and renewal options which are accounted for on a straight-line basis. In addition to basic rent, store leases provide for payment of common area maintenance, taxes and other expenses. Rent expense for fiscal 2003, 2002 and 2001 was $35.2 million, $27.8 million and $22.5 million, respectively and includes contingent rental expense of $8,000, $9,000 and $3,000, respectively.

          Future minimum lease payments under non-cancelable lease agreements with an initial or remaining term of at least one year at January 31, 2004 are as follows (in thousands):

Fiscal Year

2004	$41,936
2005	44,915
2006	44,516
2007	44,600
2008	45,207
2009 and Thereafter	432,760

Total	$653,934

13.  Retirement Plan

          We sponsor a qualified defined contribution savings and retirement plan. Participation in the qualified plan is available to all associates who have attained the age of 21. Eligible employees participating in the plan may contribute between 1% and 15% of their eligible compensation. We will make matching contributions to eligible participants who have completed one year of service, in which they have worked at least 1,000 hours. We will make a matching contribution to these participants of 50% of the first 3% of the employees’ eligible compensation contributed to the plan. We made matching contributions for fiscal 2003, 2002 and 2001 of $387,000, $404,000 and $380,000, respectively.

14.  Supplemental Disclosure of Cash Flow Information

          We paid cash for interest totaling $2,736,000, $1,685,000 and $4,886,000 in fiscal 2003, 2002 and 2001, respectively. We paid cash for income taxes during fiscal 2003, 2002 and 2001 of $7,476,000, $3,741,000, and $6,575,000, respectively.

          Notes receivable totaling $285,000 were received from management to purchase common stock during fiscal 2001.  No notes receivable were received during fiscal 2003 or 2002.

          Interest capitalized into construction in progress during fiscal 2003, 2002 and 2001 was $651,000, $315,000 and $291,000, respectively.

          During fiscal 2003, we issued 100,000 shares of restricted stock totaling $1,143,000 to an officer.  No restricted stock was issued during fiscal 2002 or fiscal 2001.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors of
Galyan’s Trading Company, Inc.
Plainfield, Indiana

We have audited the consolidated financial statements of Galyan’s Trading Company, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and for each of the three fiscal years in the period ended January 31, 2004, and have issued our report thereon dated March 31, 2004 (which report expressed an unqualified opinion and includes an explanatory paragraph relating to changes in the method of accounting for goodwill and the method of accounting for cash consideration received from vendors); such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of Galyan’s Trading Company, Inc., listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 31, 2004

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts and Reserves
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Fiscal 2001
Reserve for sales returns and allowances	$684,645	$52,406,362	$(52,330,130)	$760,877
Inventory reserves	1,105,020	401,720	--	1,506,740
Allowance for doubtful accounts	300,951	100,565	(261,405)	140,111

Fiscal 2002
Reserve for sales returns and allowances	$760,877	$69,273,108	$(69,106,757)	$927,228
Inventory reserves	1,506,740	193,512	--	1,700,252
Allowance for doubtful accounts	140,111	148,730	(207,644)	81,197

Fiscal 2003
Reserve for sales returns and allowances	$927,228	$83,432,908	$(83,257,245)	$1,102,891
Inventory reserves	1,700,252	3,262,767	--	4,963,019
Allowance for doubtful accounts	81,197	302,164	(195,464)	187,897

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Second Amended and Restated Bylaws
4.1*	Stockholders Agreement, dated August 31, 1999, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.2*	Amendment No. 1 to Stockholders Agreement, dated September 29, 2000, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.3*	Second Amendment to Stockholders Agreement, dated May 24, 2001, among Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.4**	Amendment to Stockholders Agreement, dated August 25, 2001, Galyan’s Trading Company, Inc. and certain shareholders of Galyan’s Trading Company, Inc.
4.5*	Agreement to be Bound, dated November 29, 1999, by Benchmark Capital Partners IV, L.P.
4.6*

Amended and Restated Registration Rights Agreement, dated November 12, 1999, among Galyan’s Trading Company, Inc., FS Equity Partners IV, L.P., Limited Brands, Inc. and Benchmark Capital Partners IV, L.P.

10.1*	Employment Agreement, dated September 29, 2000, between Robert B. Mang and Galyan’s Trading Company, Inc.
10.2*	Employment Agreement, dated May 21, 2001, between C. David Zoba and Galyan’s Trading Company, Inc.
10.3***	Resignation and General Release Agreement, dated March 6, 2002, between Joel L. Silverman and Galyan’s Trading Company, Inc.
10.4*	Galyan’s Trading Company, Inc. 1999 Stock Option Plan, as amended.
10.5*	Form of 1999 Stock Option Agreement, as currently in effect.
10.6*	Galyan’s Trading Company, Inc. 1999 Stock Subscription Agreement, as amended.
10.7*	Form of 1999 Stock Subscription Agreement, as currently in effect.
10.8*	Warrant issued to Limited Brands, Inc. to purchase 1,350,000 shares of common stock
10.9*	Building Loan Agreement, dated October 29, 1999, between Keybank National Association and Galyan’s Trading Company, Inc.
10.10*	Building Loan Agreement, dated May 25, 2001, between Keybank National Association and Galyan’s Trading Company, Inc.
10.11*	Credit Agreement, dated as of May 3, 2001, among Galyan’s Trading Company, Inc., as borrower, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.
10.12*	Lease Agreement, dated August 31, 1999, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.
10.13*	Amendment No. 1 to First Amendment to Lease Agreement, dated December 21, 2000, between CP Gal Plainfield, LLC and Galyan’s Trading Company, Inc.
10.14*****	Amended and restated credit agreement among Galyan’s Trading Company Inc., and JPMorgan Chase Bank, as administrative agent, for the syndication of participating banks, dated as of April 25, 2003.
10.15******	Restricted Stock Agreement, dated as of September 3, 2003, by and between Registrant and Edwin Holman.
10.16******	Stock Option Agreement, dated as of September 3, 2003, by and between Registrant and Edwin Holman.

10.17******	Employment Agreement, dated as of July 1, 2003, by and between Registrant and Robert B. Mang.
10.18******	Amended Employment Agreement, dated as of August 29, 2003, by and between Registrant and Edwin Holman.
10.19*******	Employment Agreement, dated as of October 1, 2003, by and between Registrant and C. David Zoba.
10.20	Employment Agreement, dated as of December 12, 2003, by and between Registrant and Jeffrey R. Brown.
10.21	Employment Agreement, dated as of December 12, 2003, by and between Registrant and Lindsay J. Rice.
10.22	Employment Agreement, dated as of January 20, 2004, by and between Registrant and Edward J. Brett.
10.23	Retirement and Consulting Agreement, dated as of January 31, 2004, by and between Registrant and Charles F. Nelson.
10.24	Resignation and General Release Agreement, dated as of March 01, 2004 by and between Registrant and Robert B. Mang.
10.25	2004 Restricted Stock Agreement, dated as of March 01, 2004, by and between Registrant and Edwin Holman.
10.26	2004 Stock Option Agreement (under the 1999 Stock Option Plan), dated as of March 01, 2004, by and between Registrant and Edwin Holman.
10.27	2004 Stock Option Agreement, dated as of March 01, 2004, by and between Registrant and Edwin Holman.
10.28	Employment Agreement, dated as of March 28, 2004, by and between Registrant and David M. Pritchett.
10.29	Employment Agreement, dated as of March 28, 2004, by and between Registrant and Galen R. Erickson.
10.30	Employment Agreement, dated as of March 28, 2004, by and between Registrant and Paul C. Wagner.
21****	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registration Statement on Form S-1 as declared effective on June 26, 2001 (File No. 333-57848).
** Incorporated by reference to the Quarterly Report on Form 10-Q, as amended, for the quarter ended August 4, 2001.
*** Incorporated by reference to the Annual Report on Form 10-K for the year ended February 2, 2002.
**** Incorporated by reference to the Annual Report on Form 10-K for the year ended February 1, 2003.
***** Incorporated by reference to the Quarterly Report on Form 10-Q, for the quarter ended May 3, 2003.
****** Incorporated by reference to the Quarterly Report on Form 10-Q, for the quarter ended August 2, 2003.
******* Incorporated by reference to the Quarterly Report on Form 10-Q, for the quarter ended November 1, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GALYAN’S TRADING COMPANY, INC.

By:	/s/ EDWARD S. WOZNIAK

Edward S. Wozniak
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: April 14, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWIN J. HOLMAN	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004

Edwin J. Holman

/s/ NORMAN S. MATTHEWS	Director	April 14, 2004

Norman S. Matthews

/s/ BYRON E. ALLUMBAUGH	Director	April 14, 2004

Byron E. Allumbaugh

/s/ FRANK J. BELATTI	Director	April 14, 2004

Frank J. Belatti

/s/ STUART B. BURGDOERFER	Director	April 14, 2004

Stuart B. Burgdoerfer

/s/ TIMOTHY J. FABER	Director	April 14, 2004

Timothy J. Faber

/s/ MICHAEL GOLDSTEIN	Director	April 14, 2004

Michael Goldstein

/s/ TODD W. HALLORAN	Director	April 14, 2004

Todd W. Halloran

/s/ ROBERT B. MANG	Director	April 14, 2004

Robert B. Mang

/s/ GEORGE R. MRKONIC JR.	Director	April 14, 2004

George R. Mrkonic, Jr.

/s/ JOHN M. ROTH	Director	April 14, 2004

John M. Roth

/s/ RONALD P. SPOGLI	Director	April 14, 2004

Ronald P. Spogli

/s/ PETER STARRETT	Director	April 14, 2004

Peter Starrett