Form 10-Q
period 2004-05-01
GALYANS TRADING CO INC
filed 2004-06-08
CIK 1137067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File No. 000-32911

GALYAN’S TRADING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1529720

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Galyans Parkway
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

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes  ☒   No  ☐

Number of shares of Common Stock outstanding at May 20, 2004:  17,378,368

GALYAN’S TRADING COMPANY, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Operations
For the Three Month Periods Ended May 1, 2004 and May 3, 2003
(dollars in thousands, except per share data)

	May 1, 2004	May 3, 2003

	(Unaudited)	(Unaudited)
Net sales	$157,661	$129,564
Cost of sales	114,668	95,920

Gross profit	42,993	33,644
Selling, general and administrative expenses	49,434	37,476

Operating loss	(6,441)	(3,832)
Interest expense	1,054	467
Interest income	(81)	(22)

Loss before income tax benefit	(7,414)	(4,277)
Income tax benefit	(2,936)	(1,711)

Net loss	$(4,478)	$(2,566)

Basic loss per share	$(0.26)	$(0.15)

Diluted loss per share	$(0.26)	$(0.15)

Weighted average shares used in calculating loss per common share:
Basic	17,267,643	17,089,452

Diluted	17,267,643	17,089,452

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Balance Sheets
As of May 1, 2004 and January 31, 2004
(dollars in thousands, except share data)

	May 1, 2004	January 31, 2004

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$9,754	$7,120
Receivables, net	10,539	10,861
Merchandise inventories	177,245	155,661
Deferred income taxes	6,592	3,980
Other current assets	8,109	9,425

Total current assets	212,239	187,047

Property and equipment, net	188,936	186,450
Goodwill, net	18,334	18,334
Other assets, net	2,325	2,414

Total assets	$421,834	$394,245

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,878	$71,567
Accrued expenses	40,510	40,428
Current portion of long-term debt	117	137

Total current liabilities	125,505	112,132
Long-term liabilities:
Debt, net of current portion	66,736	49,578
Deferred income taxes	10,487	10,244
Other long-term liabilities	9,518	8,808

Total long-term liabilities	86,741	68,630

Shareholders’ equity:
Common stock and paid-in capital, no par value; 50,000,000 shares authorized; 17,378,368 and 17,362,368 shares issued and outstanding	195,050	194,888
Notes receivable from shareholders	(439)	(689)
Unearned compensation	(686)	(857)
Warrants	1,461	1,461
Retained earnings	14,202	18,680

Total shareholders’ equity	209,588	213,483

Total liabilities and shareholders’ equity	$421,834	$394,245

See accompanying Notes to Condensed Consolidated Financial Statements.

Galyan’s Trading Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Month Periods Ended May 1, 2004 and May 3, 2003
(dollars in thousands)

	May 1, 2004	May 3, 2003

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,478)	$(2,566)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	7,400	5,649
Amortization of financing intangible	115	126
Deferred income taxes	(2,369)	(1,562)
(Gain) loss on disposal of property and equipment	(94)	19
Deferred rent and other non-cash expense	755	1,106
Changes in certain assets and liabilities:
Accounts receivable	(2,270)	245
Merchandise inventories	(21,584)	(32,883)
Other assets	1,314	(3,688)
Accounts payable and accrued expenses	10,439	11,125

Net cash used in operating activities	(10,772)	(22,429)

Cash flows from investing activities:
Capital expenditures	(9,792)	(18,172)
Increase (decrease) in net accounts payable for capital expenditures	5,548	(5,533)
Lease incentives	127	—

Net cash used in investing activities	(4,117)	(23,705)

Cash flows from financing activities:
Net borrowings on revolving line of credit	17,175	48,650
Principal payments on long-term debt and other obligations	(37)	(6,030)
Payment of financing costs	(24)	(1,453)
Payments on notes receivable from shareholders	249	15
Proceeds from sale of common stock	160	275

Net cash provided by financing activities	17,523	41,457

Net increase (decrease) in cash and cash equivalents	2,634	(4,677)
Cash and cash equivalents, beginning of period	7,120	11,890

Cash and cash equivalents, end of period	$9,754	$7,213

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,005	$665

Income taxes	$1,370	$6,950

See accompanying Notes to Condensed Consolidated Financial Statements.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:  Organization and Significant Accounting Policies

Description of Business
We are a specialty retailer that offers a broad range of products appealing to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  We have two primary store formats.  Our typical store built over the past several years has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience appealing to both the casual consumer and the serious sports enthusiast.  Our one-level stores, which are generally about 65,000 gross square feet, contain many of the same features as our two-level stores, including a thirty-foot climbing wall.  We intend to use both formats in the future, depending on many factors, including market size, available space, and store cost considerations.  As of May 1, 2004, we operated 47 stores in 21 states.

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

The balance sheet at January 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This Report should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the Securities and Exchange Commission (“SEC”).

Loss Per Share
Loss per share of common stock is based on the weighted average number of shares outstanding during the related periods.  Since we had a loss from operations for the three month periods ended May 1, 2004 and May 3, 2003, 106,597 and 58,297 incremental shares, respectively, relating to stock options and warrants were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

Stock Compensation
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based employee compensation under the provisions of APB Opinion No. 25 and related interpretations.

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Note 1:  Organization and Significant Accounting Policies (continued)

The following illustrates the pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123:

	Three Month Periods Ended

	May 1, 2004	May 3, 2003

	(Unaudited)	(Unaudited)
Net loss as reported	$(4,478)	$(2,566)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	25
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(497)	(316)

Pro forma net loss	$(4,975)	$(2,857)

Loss per share:
Basic, as reported	$(0.26)	$(0.15)
Basic, pro forma	$(0.29)	$(0.17)
Diluted, as reported	$(0.26)	$(0.15)
Diluted, pro forma	$(0.29)	$(0.17)

The pro forma amounts are not representative of the effects on reported earnings for future periods.

The weighted average fair value of options granted for the three month periods ended May 1, 2004 and May 3, 2003 were $4.89 and $4.95, respectively.  The weighted average fair value of the options calculated in accordance with SFAS No. 123 were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Month Periods Ended

	May 1, 2004	May 3, 2003

Expected dividend yield	0%	0%
Expected stock price volatility	64%	63%
Risk-free interest rate range	2.68% - 2.98%	2.38%
Expected life of options	5	4

GALYAN’S TRADING COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - continued

Note 2:  Long-Term Debt
Our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset-based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million, minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of May 1, 2004, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.   The revolving credit facility contains other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of May 1, 2004, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate that is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of May 1, 2004, we had $55.0 million in outstanding borrowings and an availability of $53.9 million, net of $5.6 million used in support of letters of credit, under our revolving credit facility.

During fiscal 2003, we sold our interest in buildings and leasehold improvements for two store locations for approximately $12.0 million and simultaneously entered into lease agreements for these two store locations. The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana.  Although we leased back the properties, this transaction was accounted for as a financing obligation, with the future lease payments classified as a liability in our financial statements and quarterly lease payments classified as payments of principal and interest expense relating to a financing obligation.  The net proceeds from this transaction were used to repay borrowings under our revolving credit facility.  As of May 1, 2004, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% and with a maturity date in 2024.

Long-term debt consists of the following at May 1, 2004 and January 31, 2004 (in thousands):

	May 1, 2004	January 31, 2004

	(Unaudited)	(Note 1)
Bank and other:
Revolving line of credit	$55,000	$37,825
Financing obligations	11,675	11,685
Capital lease obligations	178	205

Total long-term debt	66,853	49,715
Less current maturities	(117)	(137)

Total long-term debt, net of current maturities	$66,736	$49,578

Note 3:  Shareholders’ Equity
During the first quarter of fiscal 2004, we issued options to purchase 357,500 shares of common stock under our 1999 Stock Option Plan at exercise prices ranging from $8.74 to $8.80 per share to certain employees. These options vest over a three year period, expire seven years after the grant date and were granted at fair value on the grant date.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a specialty retailer that offers a broad range of products appealing to consumers with active lifestyles, from the casual consumer to the serious sports enthusiast.  We sell outdoor and athletic equipment, apparel, footwear and accessories, as well as casual apparel and footwear.  We have two primary store formats.  Our typical store built over the past several years has two shopping levels, ranges in size from approximately 80,000 to 100,000 gross square feet, and features an open, airy atmosphere with a fifty five foot high interior atrium, metal appointments and interactive elements, such as rock climbing walls and putting greens, that are designed to create an enjoyable and interactive shopping experience appealing to both the casual consumer and the serious sports enthusiast.  Our one-level stores, which are generally about 65,000 gross square feet, contain many of the same features as our two-level stores, including a thirty-foot climbing wall.  We intend to use both formats in the future, depending on many factors, including market size, available space, and store cost considerations.  As of May 1, 2004, we operated 47 stores in 21 states.

Our strategy is to emphasize growth by maximizing performance in our existing stores and by adding new stores, primarily in existing markets. Specifically, we announced that we would slow future store commitments, so that we can focus on maximizing the performance of our existing stores.  We are becoming more selective in opening new stores, and will concentrate new store growth primarily in existing markets because of the leveraging opportunities for marketing expense and also to provide additional shopping locations for the convenience of our customers.  We would also consider a few new markets, primarily where potential multiple store opportunities exist.

Critical Accounting Policies
Our critical accounting policies are summarized below.

Revenue recognition: We recognize retail sales upon the purchase of the merchandise by our customers, net of returns and allowances, which are based on estimates determined using historical customer returns experience. We use gift cards and store credits, the revenue of which is recognized upon redemption by the customer. We recognize markdowns associated with our preferred customer and private label credit card programs in conjunction with a qualifying purchase.

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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Critical Accounting Policies (continued)
Long-Lived Assets: We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when the undiscounted cash flows estimated to be generated by those assets is less than the carrying value of those assets. If any impairment is determined as a result of our assessment, the impairment loss is recorded in selling, general and administrative expenses. During three month periods ended May 1, 2004 and May 3, 2003, no impairment was recorded.  Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated, may affect the carrying value of long-lived assets and could result in an impairment charge.

Income Taxes: We follow SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying value of existing assets and liabilities and their respective tax bases. Inherent in the measurement of these balances are certain judgments and interpretations of existing tax law and other published guidance as applied to our operations and our ability to realize deferred assets. During the fourth quarter of fiscal 2003, we established a $715,000 valuation allowance against our capital loss carryforwards that we do not expect to utilize before it expires.  No additional valuation allowances have been provided for deferred tax assets, since we fully anticipate that full amount of these assets should be realized in the future. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions within which we are subject to tax.

Results of Operations
The following table sets forth our statement of operations data as a percentage of net sales for the periods indicated.

	Three month period ended (1)

	May 1, 2004	May 3, 2003

Net sales	100.0%	100.0%
Cost of sales	72.7	74.0

Gross profit	27.3	26.0
Selling, general and administrative expenses	31.4	28.9

Operating loss	(4.1)	(3.0)
Interest expense, net	0.6	0.3

Loss before income tax benefit	(4.7)	(3.3)
Income tax benefit	(1.9)	(1.3)

Net loss	(2.8)%	(2.0)%

(1) due to rounding, columns may not add

Net Sales
Net sales increased by 21.7%, or $28.1 million, to $157.7 million in the first quarter of fiscal 2004 from $129.6 million in the same quarter last year.  When comparing the first quarter of fiscal 2004 with the same quarter last year, net sales decreased by $1.8 million, or 1.4%, at comparable stores, increased by $5.0 million at the four stores opened during fiscal 2004 and increased by $24.9 million at stores opened during fiscal 2003 that had not yet entered the comparable store sales base.  The decrease in comparable store sales was due primarily to weaker results in our outdoor equipment, outdoor apparel and accessories categories, which were partially offset by stronger results in athletic equipment, athletic apparel and footwear.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Gross Profit
Gross profit increased by 27.8%, or $9.3 million, to $43.0 million in the first quarter of fiscal 2004 from $33.6 million in the same quarter last year.  Gross profit as a percentage of net sales was 27.3% in the first quarter of fiscal 2004 compared to 26.0% in the same quarter last year.  This increase in gross profit as a percentage of net sales was due primarily to a higher adjustment for Emerging Issues Task Force (“EITF 02-16”), Accounting for Cash Consideration Received from a Vendor and to a reduction of distribution cost as a percentage of net sales compared to the same quarter last year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 31.9%, or $12.0 million, to $49.4 million in the first quarter of fiscal 2004 from $37.5 million in the same quarter last year.  Selling, general and administrative expenses in the first quarter of fiscal 2004 increased to 31.4% of net sales compared to 28.9% in the same quarter last year.  The increase was due primarily to increased marketing and depreciation costs, expenses associated with the resignation of our former CEO and Chairman of the Company and higher pre-opening expenses related to opening four new stores in the first quarter of fiscal 2004 compared to opening two new stores in the same quarter last year.

Operating Loss
The operating loss in the first quarter of fiscal 2004 increased by $2.6 million to a loss of $6.4 million compared to a loss of $3.8 million in the same quarter last year.  The negative impact on operating results in the first quarter of fiscal 2004 compared to the same quarter last year was the result of increased marketing and depreciation costs, expenses associated with the resignation of our former CEO and Chairman of the Company and higher pre-opening expenses related to opening four new stores in the first quarter of fiscal 2004 compared to opening two new stores in the same quarter last year, partially offset by a higher adjustment for EITF 02-16 and to a reduction of distribution cost as a percentage of net sales compared to the same quarter last year.

Interest Expense
Interest expense, net of interest income of $81,000, was $973,000 in the first quarter of fiscal 2004 compared to interest expense, net of interest income of $22,000, was $445,000 in the same quarter last year. This increase was due primarily to interest expense on our financing obligations and higher average outstanding balances on our revolving line of credit.

Income Taxes
Our effective income tax rate was 39.6% in the first quarter of fiscal 2004 compared to 40.0% in the same quarter last year.  This rate reflects the effect of the anticipated federal tax rate and aggregated state tax rates based on the expected mix of net sales in the various states in which we conduct business.

Net Loss
As a result of the foregoing factors, the net loss in the first quarter of fiscal 2004 increased by $1.9 million to a net loss of $4.5 million compared to a net loss of $2.6 million in the same quarter last year.

Liquidity and Capital Resources
Our principal liquidity and capital requirements have been to fund new store construction, working capital and general corporate needs. For the three month period ended May 1, 2004, these capital and liquidity requirements were primarily funded from funds available under our revolving credit facility, and cash and cash equivalents on hand at the beginning of the period.  Cash flows from operating, investing and financing activities for the three month periods ended May 1, 2004 and May 3, 2003 are summarized below.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources (continued)
Net cash used in operating activities was $10.8 million in the first quarter of fiscal 2004 compared to $22.4 million in the same quarter last year. The decrease in cash used in operating activities was due primarily to changes in working capital and higher depreciation and amortization expense, partially offset by a higher net loss.  The change in working capital was due primarily to a lower increase in merchandise inventories in the first quarter of 2004 compared to the same quarter last year.

Net cash used in investing activities was $4.1 million in the first quarter of fiscal 2004 compared to $23.7 million in the same quarter last year.  The decrease was due primarily to an increase in net accounts payable for capital expenditures used primarily for new store construction and fixturing and a decrease in capital expenditures.

Net cash provided by financing activities was $17.5 million in the first quarter of fiscal 2004 compared to $41.5 million in the same quarter last year.  The decrease was due primarily to a decrease in net borrowings from the revolving credit facility resulting from a lower increase in merchandise inventories and lower capital expenditures for the first quarter of 2004 compared to the same period last year, partially offset by a decrease in principal payments on long-term debt and by a decrease in payments for financing costs.

Our revolving credit facility maximum borrowing capacity is $250.0 million of which $30.0 million may be used for the issuance of letters of credit.  The revolving credit facility is an asset-based loan with a borrowing base calculated on certain percentages of eligible inventory, eligible accounts receivables, and certain real property as defined in the agreement.  The revolving credit facility bears interest, at our election, at either an adjusted prime rate or an adjusted LIBOR, in each case plus additional interest, which varies depending on our availability level or EBITDA measured at each quarter end.  Availability is defined as the lesser of the monthly borrowing base or $250.0 million, minus the total borrowings, including letters of credit.  We pay an annual commitment fee on the unused portions of the revolving credit facility at a variable amount based on utilization of the total facility.  As of May 1, 2004, the commitment fee rate was 0.425%.  We will not be subject to any financial covenants, provided we maintain a minimum of $35.0 million of availability.   The revolving credit facility contains other covenants, including covenants that restrict our ability to incur indebtedness or to create various liens, and restrict our ability to engage in mergers or acquisitions, sell assets, or make junior payments, including cash dividends. As of May 1, 2004, we were in compliance with all applicable covenants. The revolving credit facility is secured by a first priority security interest in our cash, inventory, intellectual property, and certain real estate that is included in the borrowing base.  Our subsidiaries have guaranteed, and any future subsidiaries will be required to guarantee, our obligations under the revolving credit facility. As of May 20, 2004, we had $55.4 million in outstanding borrowings and an availability of $54.7 million, net of $5.6 million used in support of letters of credit, under our revolving credit facility.

During fiscal 2003, we sold our interest in buildings and leasehold improvements for two store locations for approximately $12.0 million and simultaneously entered into lease agreements for these two store locations. The transaction included our store locations in Buffalo, New York, and Greenwood, Indiana.  Although we leased back the properties, this transaction was accounted for as a financing obligation, with the future lease payments classified as a liability in our financial statements and quarterly lease payments classified as payments of principal and interest expense relating to a financing obligation.  The net proceeds from this transaction were used to repay borrowings under our revolving credit facility.  As of May 20, 2004, we had an outstanding obligation of $11.7 million, with a fixed interest rate of 10.6% and with a maturity date in 2024.

During fiscal 2001, we entered into a $6.0 million line of credit agreement with a bank to be used for the construction of a new store building.  On May 1, 2003, we paid all remaining outstanding principal and interest on this loan.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources (continued)
Our net working capital at May 1, 2004 was $77.1 million, compared to $67.9 million at January 31, 2004.  Net working capital is calculated as the difference between current assets (excluding cash and cash equivalents) and current liabilities (excluding current portion of long-term debt).  The increase in working capital was due primarily to an increase in merchandise inventories for new stores opened during the first quarter partially offset by an increase in accounts payable.

Our typical two-level and one-level new stores, if leased with a landlord construction contribution adequate to cover the cost of construction of the building, generally require capital expenditures between $3.0 to $5.0 million for interior finish and fixtures depending on the size of the store, and an inventory investment between $2.5 to $3.5 million, net of vendor payables, depending on the size of the store.  Pre-opening expense, consisting primarily of store set-up costs, training of new store employees and travel expenses, averages approximately $550,000 and is expensed as incurred.

Our future capital requirements will depend on the number and size of new stores we open, the timing of those openings within a given year and the extent of landlord construction contributions received.  For fiscal 2004, we currently estimate our total capital expenditures to be approximately $36.0 to $40.0 million, net of agreed-upon landlord construction contributions.  In addition to this capital expenditures estimate, we currently anticipate approximately $4.6 million of non-capitalizable pre-opening costs for new stores. The capital expenditures estimate includes $31.0 million for nine new stores that we intend to open during fiscal 2004, including the four stores we opened in the first fiscal quarter of 2004.  The total capital expenditure estimate also includes an estimate for construction-in-progress disbursements for anticipated fiscal 2005 openings.  The capital expenditures estimate also reflects the fact that all of our planned nine store openings for fiscal 2004 have landlord construction contributions compared to six of nine new stores in fiscal 2003 that had landlord construction contributions. Although all of our fiscal 2004 new stores have landlord contributions, some potential store locations that we seek to develop in the future may not have landlord construction contributions available. The total capital expenditure estimate for fiscal 2004 also includes approximately $9.0 million for improvements relating to our existing stores, our new principal executive offices, technology, supply chain initiatives and other corporate capital expenditures.

We believe that developer or real estate investment company financing, cash flows from operations and funds available under our existing revolving credit facility will be sufficient to fund working capital and to finance expenditure requirements over the next twelve months.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources (continued)
We have entered into agreements that create contractual obligations and commercial commitments.  These obligations and commitments will have an impact on future liquidity and capital resources. The tables set forth below present a summary of these obligations and commitments as of May 1, 2004.

Contractual Obligations:

		Payments Due by Period (in thousands)

	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Description

Long-term debt	$66,675	$32	$115	$55,192	$11,336
Operating leases (1)	643,523	42,735	89,479	90,031	421,278
Capital lease obligations	178	85	93	—	—
Purchase obligations (2)	6,736	6,736	—	—	—

Total contractual cash obligations	$717,112	$49,588	$89,687	$145,223	$432,614

(1)

Includes store operating leases, which generally provide for payment of direct operating costs, primarily common area costs and real estate taxes, in addition to rent.  These obligation amounts include future minimum lease payments and exclude the direct operating costs.

(2)

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery.  Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations.

Commercial Commitments:

		Payments Due by Period (in thousands)

		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	Total Obligations
Description

Revolving credit facility (1)	$5,562	$5,562	—	—	—

Total commercial commitments	$5,562	$5,562	—	—	—

(1)	Consists of outstanding letter of credit commitments that expire within one year.

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

Cautionary Note Regarding Forward-Looking Statements
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained or incorporated by reference in this Quarterly Report Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements.   For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Any such forward-looking statements are subject to risks and uncertainties, including the following:

•

risks associated with our ability to implement our growth strategies or manage our growing business, including the availability of suitable store locations on appropriate financing and other terms and the availability of adequate financing sources;

•	the impact of increased competition and its effect on pricing and expenses associated with advertising and promotion in response thereto;

•	changes in consumer confidence, preferences and spending patterns and overall economic conditions;

•	risks relating to the level of markdowns necessary to clear aged inventory;

•	risks associated with the seasonality of the retail industry, the retail sporting goods industry and our business;

•	the potential impact of natural disasters or national and international security concerns on the retail environment;

•	risks relating to the regulation of the products we sell, including firearms;

•	risks associated with the possible inability of our vendors to deliver products in a timely manner;

•	risks associated with relying on foreign sources of production;

•	risks relating to changes in our management information systems;

•	risks relating to operational and financial restrictions imposed by our revolving credit facility; and

•	other risk factors described from time to time in reports filed by the Company with the Securities and Exchange Commission

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

Galyan’s Website and Access to Filings
We post all of our periodic reports on Form 10-K and 10-Q and current reports on Form 8-K on our website at www.galyans.com as soon as reasonably practical after the reports are filed with or furnished to the Securities and Exchange Commission.  Access to these reports is free of charge.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our exposure to interest rate risk consists primarily of borrowings under our revolving credit facility and our line of credit used for the construction of a new store which are benchmarked to U.S. and European short-term variable rates.  Borrowings outstanding under our revolving credit facility as of May 1, 2004 and January 31, 2004 were $55.0 million and $37.8 million, respectively.  A hypothetical one percentage point interest rate change from those in effect during the three month periods ended May 1, 2004 and May 3, 2003 would have resulted in interest expense fluctuating by approximately $125,000 and $66,000, respectively.  As of May 20, 2004, borrowings outstanding under our revolving credit facility and our financing obligations were $55.4 million and $11.7 million, respectively.

Item 4:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of the end of the period covered by this report, we evaluated the effectiveness of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on our evaluation, no changes in our internal control over financial reporting occurred during the quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business. We believe that the final outcome of such proceedings should not have a material adverse effect on our consolidated financial condition or results of operations.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

Exhibit 10.31	Employment agreement, dated as of May 10, 2004, by and between Registrant and Richard Leto.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

             On March 3, 2004, we filed on Form 8-K an announcement containing the resignation of Robert B. Mang, Chairman and Chief Executive Officer of the Company, and the promotion of Edwin J. Holman to Chief Executive Officer from his previous position of President and Chief Operating Officer.

             On March 19, 2004, we filed on Form 8-K an announcement containing the results of our fourth quarter of fiscal 2003, the results of fiscal 2003 and other information included therein, including the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of cash flows for the fourth quarter of fiscal 2003 and for fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GALYAN’S TRADING COMPANY, INC.

Date: June 8, 2004	By: /s/ EDWARD S. WOZNIAK

Edward S. Wozniak Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)